Form 10QSB
period 2000-03-31
ICHARGEIT INC
filed 2000-07-21
CIK 1089319

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                         Commission file number ________

                                 iCHARGEIT, INC.
        (exact name of small business issuer as specified in its charter)

                  DELAWARE                             33-0880427
       (State or other jurisdiction      (I.R.S. Employer Identification Number)
   of incorporation or organization)

                             2184 WEST 190TH STREET
                           TORRANCE, CALIFORNIA 90504
                    (Address of principal executive offices)

                                 (310) 782-1122
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes      No  X
                                                      ----     ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  CLASS                      OUTSTANDING AT MARCH 31, 2000
                  ----                       -----------------------------

      Common Stock, $.001 par value                   11,306,260


Transitional Small Business Disclosure Format (check one)   Yes       No  X
                                                                ----     ---
                                  iCHARGEIT, INC.
                              INDEX TO FORM 10-QSB


PART I        FINANCIAL INFORMATION

         ITEM 1.      Financial Statements.....................................   3

                      Condensed Consolidated Balance Sheet.....................   3

                      Condensed Consolidated Statement of Operations...........   4

                      Condensed Consolidated Statement of Cash Flows...........   5

                      Notes to Financial Statements............................   7

         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Rules of Operation...............  12

PART II       OTHER INFORMATION

         ITEM 6.      Exhibits and Reports on Form 8-K.........................  17

         SIGNATURES    ......................................................... 18

PART I   FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                                 iCHARGEIT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                           ASSETS
   Current Assets:
     Cash ..........................................................................                 $     256,000
     Securities at market value.....................................................                        39,000
     Accounts receivable............................................................                       213,000
     Inventory......................................................................                       305,000
     Prepaid expenses and other assets..............................................                        71,000
                                                                                                     -------------
       Total current assets.........................................................                       884,000
                                                                                                     -------------
   Equipment, net...................................................................                        94,000
   Restricted cash..................................................................                        46,000
   Customer list and other intangibles, net of accumulated amortization.............                       126,000
   Goodwill, net....................................................................                     5,192,000
   Other assets.....................................................................                        13,000
                                                                                                     -------------
TOTAL ASSETS........................................................................                 $   6,355,000
                                                                                                     =============
                             LIABILITIES & STOCKHOLDERS EQUITY
   Current Liabilities:
     Accounts payable and accrued expenses .........................................                      $430,000
     Loans and other current liabilities............................................                        79,000
     Current portion of long term debt..............................................                         3,000
     Loans payable officer/stockholder..............................................                       258,000
                                                                                                     -------------
       Total current liabilities....................................................                       770,000
   Loan Payable, less current portion...............................................                        11,000
                                                                                                     -------------
TOTAL LIABILITIES                                                                                          781,000
                                                                                                     -------------
   Stockholders equity:
     Common stock...................................................................                        11,000
     Additional paid in capital.....................................................                    16,155,000
     Accumulated deficit............................................................                  (10,609,000)
     Unrealized gain in marketable securities.......................................                        19,000
     Subscriptions receivable.......................................................                       (2,000)
                                                                                                     -------------
TOTAL STOCKHOLDERS EQUITY...........................................................                     5,574,000
                                                                                                     -------------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY.............................................                 $   6,355,000
                                                                                                     =============

See Notes To Financial Statements
                                 iCHARGEIT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED     INCEPTION JANUARY 6, 1999    NINE MONTHS ENDED
                                                         MARCH 31, 2000       THROUGH MARCH 31, 1999       MARCH 31, 2000
                                                         --------------       ----------------------       --------------
Net Sales.................................                 $2,248,000                        --              $4,224,000


Cost of Goods Sold........................                  1,945,000                        --               3,729,000
                                                          -----------              ------------             -----------

Gross Profit..............................                    303,000                        --                 495,000
                                                          -----------              ------------             -----------

Services and other revenue................                      4,000                    27,000                  19,000
                                                          -----------              ------------             -----------

                                                              307,000                    27,000                 514,000
                                                          -----------              ------------             -----------
Expenses:
Internet charge and cost of
   service revenue........................                     12,000                    49,000                  43,000
General and administrative (excluding
   equity compensatory charges) ..........                    595,000                    17,000               1,265,000
Equity compensatory charges...............                     --                     4,966,000               2,929,000
Amortization of goodwill..................                    137,000                        --                 273,000
Total expense.............................                    744,000                 5,032,000               4,510,000
                                                          -----------              ------------             -----------
Net loss..................................                 ($437,000)               ($5,005,000)            ($3,996,000)
                                                          ===========              =============            ===========
Net loss per share
   Basic and diluted......................                    $(0.04)                    $(0.69)                 $(0.40)
Weighted average shares outstanding
   Basic and diluted......................                 11,306,000                 7,278,000              10,049,000

See Notes to Financial Statements

                                 ICHARGEIT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS               JANUARY 6, 1999
                                                                                 ENDED               (INCEPTION) THROUGH
                                                                             MARCH 31, 2000              MARCH 31, 1999
                                                                             --------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss...............................................                $ (3,996,000)               $(5,005,000)
         Adjustments to reconcile net loss to net cash
                           used in operating activities:
                  Depreciation and amortization.................                     325,000                    --
                  Compensation paid with stock to
                           consultants and employees............                   2,929,000                  4,966,000
                  Receipt of marketable securities in
                           payment of fees......................                      (5,000)                    --
         Changes in:
                  Accounts receivable...........................                      45,000                     --
                  Inventory.....................................                     (64,000)                    --
                  Other assets..................................                     (33,000)                    --
                  Accounts payable and accrued expenses                             (148,000)                    --
                                                                                ------------               ------------
         Net cash used in Operating Activities..................                    (947,000)                   (39,000)
                                                                                ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Acquisition of property and equipment.........                     (30,000)                    --

                  Cash acquired in Acquisition Activities.......                      63,000                     --
                                                                                ------------               ------------

         Net cash provided by Investing Activities..............                      33,000                      --
                                                                                ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                  Loans Paid....................................                      (5,000)                     --
                  Loans to officer/shareholder..................                      (6,000)                    17,000
                  Collection of Subscription receivable.........                      25,000                      --
                  Net proceeds from sale of
                  Common Stock                                                       806,000                     53,000

         Net cash provided by Financing Activities..............                     820,000                     70,000

Increase (Decrease) in Cash.....................................                     (94,000)                    31,000

Cash at beginning of period.....................................                     350,000                      --

Cash at end of period...........................................                $    256,000               $     31,000
                                                                                ============               ============

NON-CASH INVESTING ACTIVITIES

         On October 5, 1999 the Company acquired 100% of Bay Micro Computers, Inc. for 4,000,000 shares of Common Stock (See note B).

SEE NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)


NOTE A - THE COMPANY AND BASIS OF PRESENTATION

         Para-Link, Inc. ("Para-Link" or the "Company"), an inactive company, was incorporated in the state of Texas on January 22, 1997.

         On March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit, Inc. iChargeit, Inc. ("iChargeit") was incorporated on January 6, 1999 in the State of Nevada to launch an internet-based shopping mall to market goods and services to internet users, as well as to allow customers to play online video and racing games at a virtual arcade. iChargeit's web site began operations on March 1, 1999. The acquisition was consummated through an exchange of shares that resulted in the stockholders of iChargeit receiving control of Para-Link. The transaction has been treated as a recapitalization. In connection therewith, the Company's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Para-Link in the transaction, while iChargeit's historical accumulated deficit was carried forward. The statement of operations reflects the activities of iChargeit from the commencement of its operations on January 6, 1999. On March 17, 1999, the Company changed its name to iChargeit, Inc. On November 5, 1999 the Company was reincorporated in Delaware.

         The Company was in the development stage prior to the period ended September 30, 1999. As a result of the acquisition in the quarter ended December 31, 1999 of Bay Micro Computers, Inc., a California corporation ("Bay Micro"), iChargeit is no longer in the development stage (see note B). Bay Micro is a wholesaler and assembler of computers and related hardware components.

         The information contained herein with respect to the nine month period ended March 31, 2000 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for annual presentation of financial statements. Included are the normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial information at March 31, 2000, for the nine month period ended March 31, 2000, and since inception. The results are not necessarily indicative of results to be expected for the year.

         The financial statements include the accounts of the Company and the Company's wholly-owned subsidiary, Bay Micro. All material intercompany transactions and account balances have been eliminated in consolidation.

NOTE B - ACQUISITION

         Effective on October 5, 1999, the Company acquired 100% of the common stock of Bay Micro in exchange for 4,000,000 shares of common stock at an aggregate fair value of $5,480,000. The transaction has been accounted for as a purchase in accordance with accounting standards. The accompanying consolidated financial statements include revenue and expenses of Bay Micro from October 5, 1999.

         The cost of the assets and liabilities assumed preliminarily were allocated as follows:

                  Cash                                           $   63,000
                  Accounts receivable                               246,000
                  Inventory                                         242,000
                  Internet Domain Name and Web-site                 169,000
                  Other assets                                       54,000
                  Equipment                                          73,000
                  Accounts payable and accrued expenses            (471,000)
                  Loans payable                                    (361,000)
                  Goodwill                                        5,465,000
                                                                 ----------
                          Consideration                          $5,480,000
                                                                 ==========

         The related goodwill is being amortized over its estimated useful life of ten years. At March 31, 2000, the accumulated amortization was $273,000. If the acquisition had occurred on July 1, 1999, the loss and loss per share (basic and diluted) would be $4,137,000 and $0.36, respectively, for the nine months ended March 31, 2000.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

[1]      USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

[2]      INVENTORIES:

         Inventories consist primarily of the goods the Company has purchased for resale. Inventory is stated at the lower of average cost or market.

[3]      VALUATION OF SECURITIES:

         Marketable securities are classified as available-for-sale and are recorded at their market value. Unrealized gains and losses are recorded as other comprehensive income.

[4]      REVENUE RECOGNITION:

         Revenue is recognized when merchandise is shipped to a customer. Provision is made for an estimate of product returns. Management believes that a reasonable estimate for returns can be made considering the 30 day return period, historical experience and volume of sales transactions. Currently, such estimate approximates 2% of the prior 30 day sales. Such estimate of sales returns approximates actual. In addition, the Company earns fees for services provided in building virtual stores on its web-site for vendors to sell products. Such revenue is recognized when the services are completed or services are performed. Sometimes, the Company earns these fees in the form of securities. These equity securities are valued at market on the date they are earned.

         Revenue includes shipping and handling fees on customer purchases. The costs of shipping are classified in selling, general and administrative expenses.

[5]      FINANCIAL INSTRUMENTS:

         The carrying amounts for the Company's cash, accounts receivable and accrued expenses approximate fair value.

[6]      PER SHARE DATA:

         Basic and diluted loss per share is based on the weighted average number of outstanding shares of common stock and excludes the effect of stock options and warrants.

[7]      STOCK-BASED COMPENSATION:

         The Company has elected to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25. "Accounting for Stock Issued to Employees" in accounting for its stock option incentive plan. As such, compensation expense would be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price of the option.

[8]      CONCENTRATION OF CREDIT RISK:

         Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and securities. The Company primarily holds its cash in one bank insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2000, the Company maintained cash balances of $156,000 in excess of the FDIC limit.

[9]      EQUIPMENT:

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lives of the asset, generally five to seven years.

[10]     INCOME TAXES:

         The Company accounts for income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carry forwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized.

[11]     INTERNET DOMAIN NAME AND WEB SITE:

         Each of Internet Domain Name and web site is being amortized over its useful life of three years. At March 31, 2000 accumulated depreciation was $63,000.

NOTE D - SEGMENT INFORMATION

         The Company and Bay Micro have two reportable segments. The Company operates an Internet based shopping web site and Bay Micro is a wholesaler and assembler of computers and related hardware components. Information with respect to reportable segments are as follows:

                                                              INTERNET                BAY
                                                             OPERATIONS              MICRO                   TOTAL
                                                             ----------              -----                   -----
Revenues from external customers                              $1,195,000            $3,029,000             $4,224,000

Service and other Revenue                                         19,000                19,000                 19,000

Depreciation and amortization                                      --                  325,000                325,000

Significant non-cash items: Equity compensatory                2,929,000                 --                 2,929,000
charges

Segment loss                                                  (3,485,000)             (511,000)            (3,996,000)

Segment Assets                                                   354,000             6,001,000              6,355,000

Expenditures for long-lived assets                                 --                   30,000                 30,000

         During the period January 6, 1999 through March 31, 2000, the Company operated in only one segment, Internet Operations.

NOTE E - STOCKHOLDERS' EQUITY

[1]      STOCK SPLIT:

         On January 5, 1999 the Board of Directors authorized a one for five reverse common stock split effective February 7, 1999 for all stockholders on record as of the close of business on February 1, 1999. All the share and per share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

[2]      WARRANTS:

         At March 31, 2000, outstanding warrants to acquire shares of the Company's common stock are as follows:


               Number of              Exercise             Expiration
               Warrants                Price                 Date
------------------------------------------------------------------------------
                16,000                 $5.00              August, 2000

               122,525                 $2.50              August, 2000

               230,771                 $2.25              September, 2002

         As of March 31, 2000, 369,296 warrants are outstanding with a weighted average price of $2.45 and a weighted average contractual life remaining of
20.62 months.

[3]      TREASURY STOCK:

         On June 17, 1999, a principal stockholder agreed to put in escrow for the benefit of the Company 157,686 shares of the Company's common stock. The Company recorded the 157,686 shares of common stock as treasury stock at its fair market value on the day it was placed in escrow. Through March 31, 2000 the Company yielded proceeds of $153,000 from the sale of 157,686 shares of common stock which was treated as a capital contribution.

[4]      PRIVATE PLACEMENT:

         In November and December 1999 the Company raised an aggregate of $750,000, of which it received $653,000 after fees. The Company sold 230,771 units consisting of five shares of common stock and one warrant to purchase one additional share of the Company's common stock for an exercise price of $2.250 per share expiring September 1, 2002.

NOTE F - STOCK OPTION PLAN

         On August 17, 1999 the Board of Directors adopted a stock option plan (the "1999 Plan") subject to stockholder approval which was received on November 5, 1999. The 1999 Plan reserved for issuance 4,000,000 shares of common stock, pursuant to which employees, consultants, independent contractors, officers and directors are eligible to receive incentive and/or nonqualified stock options. Incentive stock options granted under the 1999 Plan are exercisable for a period of up to 10 years from the date granted at an exercise price which is not less than the fair value on the date of the grant, except that the exercise price of options granted to a stockholder owing more than 10 percent of the outstanding capital stock may not be less than 110 percent of the fair value of the common stock at the date of grant. Options issued under the 1999 Plan vest as determined by the plan administrator.

         As of November 12, 1999, the Company had granted 3,715,000 options to employees and consultants. At March 31, 2000, the Company had 3,715,000 options outstanding at an exercise price of $1.00. At March 31, 2000, the Company had 2,272,500 options vested at $1.00 per share through November 12, 2009.

         The Company applies ABS 25 in accounting for the employee stock options awards, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the grant date.

         Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during the nine months ended March 31, 2000 is estimated to be $.98. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended March 31, 2000: risk free interest rates of 5.88% dividend yield of 0%; votality of 206% and expected life for options granted of 5 years.

         Had management elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123 net loss for the six months ended March 31, 2000 would have been approximately $4,244,000, or $.40 per share.

NOTE G - COMMITMENTS

[1]      LEASES:

         The Company has lease agreements for its office facilities and storage facilities through November 2002. Future minimum rental commitments are as follows:

                      Year Ending
                        June 30                             Amount
                        -------                             ------
                          2000                             $ 41,000
                          2001                             $ 83,000
                          2002                             $ 83,000
                          2003                             $ 28,000
                                                           --------

                                                           $235,000
                                                           ========


[2]      EMPLOYMENT AGREEMENTS:

         On March 11, 1999, the Company entered into a two year employment agreement with its chief executive officer. The agreement provides for a base salary of $70,000 per annum and bonuses.

         On June 1, 1999, the Company entered into a two year employment agreement with its chief operations officer which was subsequently amended to one year. The amendment provides for a 1.2% commission on all revenues which occur due to a strategic alliance generated by the chief operations officer.

         On May 1, 1999, the Company entered into a six month employment agreement with its chief financial officer for a salary of $25,000. This agreement was renewed for an additional six months.

[3]      INTERNET OPERATIONS:

         Many of the Company's operations are dependent on third party providers for Website hosting, content, maintenance, goods and services. The Company has entered into various agreements with those third party providers.

NOTE H - RELATED PARTY TRANSACTION

         On February 19, 1999, the Company entered into an agreement with an entity controlled by the chief operations officer of the Company. Pursuant to this agreement the Company is to receive warehousing and fulfillment services for its customers. In exchange for these services, the Company issued 20,000 shares of common stock which were nonforfeitable and valued at $70,000 and charged to operations immediately.

         During the nine months ended March 31, 2000, this agreement was terminated as these services are being provided by Bay Micro.

NOTE I - LOANS PAYABLE-OFFICER/STOCKHOLDER

         Loans payable to an officer/stockholder are non-interest bearing and have no fixed date of repayment. The officer/stockholder has agreed not to demand repayment until July 1, 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO. THIS

DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

GENERAL

         We develop Internet resources to provide internet users with a comprehensive web site where they can obtain goods and services. We are in the process of implementing our business model and entering into contracts with merchants who can provide the goods and services to be sold through our web site. We launched our web site www.iChargeit.com, on March 1, 1999. As a result of the completion of our acquisition on October 5, 1999 of Bay Micro Computers, Inc., a California corporation dba PC Shopping Planet, our primary web sites are www.iChargeit.com and www.Shoppingplanet.com.

         We expect our future revenues to be derived from several sources including: (i) retail sales of goods to consumers; (ii) commissions or royalties paid by strategic partners for orders received through us; (iii) advertising on our web sites, and (iv) fees for electronic commerce services and fees paid by store vendors featured on our web site. We also expect growth in revenues in future periods as a result of our acquisition of Bay Micro Computers, Inc., and specifically revenues generated by Bay Micro's Internet web site at www.shoppingplanet.com.

         We plan to complete construction of the B2B Shopping Planet web site during the second quarter of 2000. We also are developing a Linux based server that we will offer for sale on our ShoppingPlanet.com web site. In addition, we are developing software for our web site that will add additional features and make it easier for our customers to navigate our web sites. These features include:

         - An affiliate tracking system, which will enable us to keep better track of purchases made by our customers on other web sites and ensure proper credit of shared revenues;

         -    A system that will help customers build their own PC; and

         - The ability to offer private branding of web sites, which will allow other companies to offer all of our products under their brand name.

         Because we have a limited operating history, we believe that year-to-year comparisons prior to fiscal 2000, and quarterly comparisons prior to the second quarter of fiscal 2000, do not provide a meaningful analysis of our operating results. Accordingly, we provide below a discussion and analysis of our results of operations for the nine months ended March 31, 2000 and the three months ended March 31, 2000.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2000

SALES REVENUES

         Revenues from sales of merchandise for the nine months ended March 31, 2000 was $4,224,000. Revenues were from the wholesale sale of computers and related hardware components and computer software.

SERVICE REVENUES

         Our service revenues are comprised of advertising revenues and fees paid for a presence in our Internet Cyber-Mall. We recognize revenue when merchandise is shipped or services are performed. Service revenues for the nine months ended March 31, 2000 were $19,000. We intend to raise additional funds in the future to increase our advertising. We intend to increase our advertising by conducting direct mail campaigns targeted to consumer households, placing advertisements in newspapers, and eventually through radio and television campaigns. We expect advertising to drive additional traffic to our web sites, thereby increasing our revenues through increased sales of our products. We intend to cross-promote the various iChargeit Internet sites with the Shopping Planet brand name, further allowing us to broaden our customer base.

COST OF REVENUES

         Cost of revenues consists of the cost of computer components assembled, computer related products, computer software, the merchandise costs of any products sold online. Cost of revenues is affected by our ability to source merchandise cost-effectively, to attract significant traffic to our web sites, and to achieve a favorable balance between visitors and visitors who purchase merchandise from us. Our gross profit margin for the nine months ended March 31, 2000 was $514,000, or approximately 12.1% of sales revenues.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expense for the nine months ended March 31, 2000 were $1,265,000, excluding the non-cash compensatory expense of $2,929,000 and amortization of goodwill expense of $273,000 related to the acquisition of Bay Micro. General and administrative expense consists of payroll expenses, sales and marketing expenses including advertising and promotional expenditures, technology and development expenses including expenses related to the development of our web sites and its related software, and legal and accounting expenses.

NON-CASH COMPENSATORY EXPENSES

         Our non-cash compensatory expenses for the nine months ended March 31, 2000 were $2,929,000. These non-cash compensatory expenses consisted of charges relating to the issuance of 815,000 shares of common stock to certain of our officers in connection with their employment agreements, which are being amortized over the vesting period, and 6,000 shares issued in connection with the original merger transaction.

NET LOSS

         We had a net loss of $3,996,000 for nine months ended March 31, 2000. The loss was due in part to expenses incurred with the organization of our Internet business, to professional expenses relating to our Delaware reincorporation merger, to the preparation of our registration statement, to non-cash compensatory charges of $2,929,000 relating to stock issued to three of our officers, which issuance was later cancelled and the stock returned, and to amortization of goodwill expense of $273,000. We expect to continue to increase our revenue, as we are able to raise additional funds and make investments in expanding our customer base and Internet operations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000

SALES REVENUES

         Revenues from sales of merchandise for the three months ended March 31, 2000 were $2,248,000. Revenues from customers were from the wholesale sale of computers and related hardware components and computer software.

SERVICE REVENUES

         Our service revenues are comprised of advertising revenues and fees paid for a presence in our Internet Cyber-Mall. We recognize revenue when merchandise is shipped or services are performed. Service revenues for the three months ended March 31, 2000 were $4,000. We anticipate service revenues will increase in the future.

COST OF REVENUES

         Cost of revenues consists of the cost of computer components assembled, computer related products, computer software, the merchandise costs of any products sold online. Cost of revenues is affected by our ability to source merchandise cost effectively, to attract significant traffic to our web sites, and to achieve a favorable balance between visitors and visitors who purchase merchandise from us. Our gross profit margin for the three months ended March 31, 2000 was $307,000, or approximately 13.6% of sales revenues.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expense for the three months ended March 31, 2000 were $595,000, excluding the amortization of goodwill expense of $273,000 relating to the Bay Micro acquisition. General and administrative expense consists of payroll expenses, sales and marketing expenses including advertising and promotional expenditures, technology and development expenses including expenses related to the development of our web sites, related software and legal and accounting expenses.

NET LOSS

         We had a net loss of $437,000 for three months ended March 31, 2000. The loss was due in part to expenses incurred with the organization of our Internet business, to professional expenses, to the preparation of our registration statement, and to amortization of goodwill expense of $137,000. We expect to increase our revenue in the future as we are able to raise additional funds and make investments in expanding our customer base and Internet operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had $256,000 in cash. From our inception through March 31, 2000, we financed our operations primarily through private sales of our securities and deferred payment of salaries and other expenses due to related parties. From January 1999 through June 1999, we issued 2,286,000 shares of our common stock for services provided in the fiscal year ended June 30, 1999.

         From April through July 1999 we sold 301,750 shares of our common stock to private investors. We realized net proceeds of $603,500 from these sales.

         On June 17, 1999, a principal stockholder agreed to transfer 157,686 shares of our common stock into escrow for our benefit. In connection therewith, we recorded the 157,686 shares of common stock as treasury stock at its fair market value on the day it was placed in the escrow. From July through October of 1999, we received approximately $153,000 from the sale of the shares held in escrow, which will be treated as a capital contribution.

         In November and December 1999 we raised an aggregate of $750,000, of which we received $653,000 after fees. We sold 230,771 units consisting of five shares of common stock and one warrant to purchase one additional share of our common stock for an exercise price of $2.50 per share expiring September 1, 2002.

         We anticipate that we will have negative cash flows for at least the next twelve months. We are using net proceeds from our private placement completed in December 1999, for working capital needs, including advertising, brand development, and development of our e-commerce web site infrastructure. Through March 31, 2000, we incurred legal and auditing expenses for preparations relating to our becoming a reporting company pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These expenditures include $214,000 in legal expenses and $100,000 for audit expenses. Other than normal, recurring legal and audit expenses, we expect our expenses for legal and auditing services to decrease substantially upon completion of the process of our registering as a public reporting company, which we expect to be substantially complete by the end of our fourth fiscal quarter ending June 30, 2000.

         We intend to retain earnings, if any, for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

         We believe that cash on hand and cash provided from operations will be sufficient to support our working capital expenditure requirements at least through September 30, 2000. However, we cannot assure you that future cash requirements to fund operations will not require us to seek additional capital sooner than March, 2000, or that such additional capital will be available when required or on terms acceptable to us.

PART II  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.  Financial Data Schedule

                           27.1 Financial Data schedule for the nine months ending March 31, 2000.

                  (b) No reports have been filed on Form 8-K for the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           iCHARGEIT, INC.





Date:  July 21, 2000                       /s/ Jesse Cohen
                                           ------------------------------------
                                           Jesse Cohen, Chief Executive Officer