Form 10KSB
period 2000-06-30
ICHARGEIT INC
filed 2000-12-21
CIK 1089319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _______


                        Commission file number: 000-28753

                                 iCHARGEIT, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                               33-0880427
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

     2184 WEST 190TH STREET,                           90504
      TORRANCE, CALIFORNIA                           (Zip Code)
(Address of principal executive offices)


                                 (310) 782-1122
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities to be registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $6,199,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2000, was approximately $3,159,067 (based upon the closing price for shares of the Issuer's Common Stock as reported by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of June 30, 2000, approximately 11,306,260 shares of the Issuer's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.
Transitional Small Business Disclosure Format (Check one):  YES [ ]   NO [X]

                                 ICHARGEIT, INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

Part     Item(s)                                                                    Page No.
----     -------                                                                    --------
I        1        Business                                                          1
         2        Property                                                          15
         3        Legal Proceedings                                                 16
         4        Submission of Matters to a Vote of Security Holders               16

II       5        Market for Common Equity and Related Stockholder Matters          17
         6        Management's Discussion and Analysis or Plan of Operation         23
         7        Financial Statements                                              25
         8        Changes In and Disagreements With Accountants on Accounting       26
                         and Financial Disclosure

III      9        Directors, Executive Officers, Promoters and Control Persons;     27
                         Compliance with Section 16(a) of the Exchange Act
         10       Executive Compensation                                            27
         11       Security Ownership of Certain Beneficial Owners and Management    34
         12       Certain Relationships and Related Transactions                    36
         13       Exhibits and Reports on Form 8-K                                  37

                  Financial Statements                                              F-1
                  Exhibits                                                          F-17
                  Signatures                                                        S-1

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

         This annual report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that address:

         -    business strategies;

         -    expectations regarding our strategy;

         -    our financial condition or results of operations;

         -    forecasts;

         -    trends, including growth, in the electronic commerce market; and

         -    new products.

         You generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof (including their use in the negative), or by discussions of strategies, opportunities, plans or intentions. Such statements include but are not limited to statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as captions elsewhere in this Form 10-KSB. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under "Business."

         In addition, such forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in such forward-looking statements are reasonable, we cannot guarantee that our plans, intentions or expectations will be achieved. The information contained in this Form 10-KSB identifies important factors that could cause such differences.

ITEM 1. BUSINESS.

OVERVIEW

         iChargeit, Inc., a Delaware corporation, provides on-line shopping which offers a range of computer-related goods and services for sale to consumers over the Internet. Our primary web site is WWW.SHOPPINGPLANET.COM. We sell computer hardware, software, and other computer components and peripheral products to the retail end-user through our Shoppingplanet.com web site and conduct direct marketing and sales to resellers through our subsidiary Bay Micro Computers, Inc.

HISTORY

         iChargeit, Inc. was incorporated on January 6, 1999 in the State of Nevada. On March 10, 1999 iChargeit merged with and into Para-Link, Inc., a Texas corporation incorporated on January 22, 1997. On March 16, 1999 Para-Link changed its name to iChargeit, Inc. Para-Link was formed for the purpose of engaging in network marketing of health and nutritional products, but was inactive at the time of the merger with iChargeit, and had essentially no assets and no operations. Although Para-Link had essentially no assets and no operations, shares of Para-Link common stock were traded and available for quotation through the Over

The Counter Bulletin Board market. Shares of Para-Link common stock were not, however, registered pursuant to the Securities Exchange Act of 1934, as amended. The iChargeit-Para-Link merger gave holders of iChargeit common stock potential liquidity, and provided us with a better opportunity to raise capital. On November 12, 1999, iChargeit, Inc., a Texas corporation, completed a merger with its wholly-owned Delaware subsidiary, for the purpose of reincorporating iChargeit Texas as a Delaware corporation.

         Prior to the merger of iChargeit with and into Para-Link, Para-Link had entered into a Plan and Agreement of Exchange dated February 22, 1999 with HerbRX, Inc., a Nevada corporation, wherein the parties intended to exchange 4 million shares of common stock of Para-Link for all of the outstanding shares of HerbRX, and HerbRX was to become a wholly-owned subsidiary of Para-Link.

         Pursuant to the terms of the Plan of Merger and Agreement between iChargeit, Inc., a Nevada corporation, and Para-Link, Inc., a Texas corporation, the iChargeit Nevada principals exchanged 100% of their outstanding shares of stock of iChargeit Nevada for the shares of Para-Link which were held by the HerbRX principals as a result of the Para-Link/HerbRX Agreement of Exchange. In exchange for the Para-Link shares from the HerbRX principals, the iChargeit Nevada principals pledged that they would cause Para-Link/iChargeit to spin off approximately 80% of HerbRX to the HerbRX principals and undertake the registration of such securities.

         Due to certain misunderstandings of the parties involved with the Para-Link/HerbRX Plan and Agreement of Exchange, HerbRX was merged with and into Para-Link and its separate existence was terminated on March 15, 1999. As a result of this, Para-Link and the former HerbRX shareholders entered into an Agreement dated as of March 16, 1999 to void the Para-Link/HerbRX merger and rescind the Agreement and Plan of Exchange between the parties. Pursuant to the Rescission Agreement entered into as of March 16, 1999, Para-Link formed a new Nevada corporation named HerbRX, Inc. and issued to the former HerbRX shareholders shares of common stock in the new HerbRX, in identical amounts and with identical certificate numbers, and the former HerbRX shareholders released and indemnified Para-Link for any and all obligations which may have existed pursuant to the original Plan and Agreement of Exchange between HerbRX and Para-Link. There is no current relationship between iChargeit and HerbRx or the HerbRx shareholders.

         On November 12, 1999, we completed a merger with Bay Micro Computers, Inc., a California corporation dba PC Shopping Planet, pursuant to which Bay Micro Computers became a wholly-owned subsidiary of iChargeit. Bay Micro had acquired PC Shopping Planet, including the Shoppingplanet.com domain name and trademark, pursuant to an asset purchase in April of 1999. Although the certificate of merger for the Bay Micro merger was not filed until November 12, 1999, a majority of the outstanding shares of iChargeit and Bay Micro Computers were voted to approve the merger on October 5, 1999. Accordingly, our financial statements and the notes thereto reflect iChargeit and Bay Micro Computers as a consolidated entity beginning on October 5, 1999.

INDUSTRY BACKGROUND

         The PC hardware market is generally thought to consist of three tiers of manufacturers, based primarily upon the manufacturers' size and ability to set industry standards. Tier one consists of five companies (IBM Corporation, Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company and Apple Computer, Inc.), which have the research and development capabilities and reputation to set the standards for the PC manufacturing industry. Tier two consists of companies such as Micron Technology, Inc., Gateway, Inc., and Acer Group. These tier two companies create certain products of their own, but more frequently create clones of tier one products. Tier three consists of all other computer manufacturers. Tier three manufacturers are clone makers that follow the technology trends set by tier one manufacturers. Because all manufacturers generally have access to the same components, they can produce identical systems of various configurations. The ability of tier three manufacturers to compete with tier one and tier two manufacturers and with each other depends on the pricing of systems, the services offered in connection with a system, and the marketing and sales capability of the tier three manufacturer or its dealers. We are considered a tier three manufacturer.

         The computer industry is one of the fastest changing industries today, subject to constant fluctuations in price, technology and products offered. Although tier one manufacturers once dominated the market, resellers report that non-branded, or white-box systems are their best selling "brands." In a poll published in August 1999 by COMPUTER RESELLER NEWS or, CRN, resellers reported that sales of white-box systems exceeded the sales of the next top three branded vendors (Compaq, Dell, and Hewlett Packard) combined - citing price, flexibility in configuration, the ability to upgrade and the ability to provide complete packages of products and support as the reasons for sales of non-branded systems.

         As white-box systems have become more popular with end-users, tier three manufacturers have become able to offer their products at a variety of price points. According to an August 16, 1999 CRN article, the retail prices of 60% of white-box systems, i.e., systems without nationally-recognized brand names, were under $1,400. Substantially all of the systems that we sell range in price between $550 and $2,500.

         Recently, the PC industry has undergone a fundamental shift in distribution processes and methods. Traditionally, manufacturers of branded products, such as IBM, manufactured computers and shipped them to distributors and dealers who, in turn, shipped them to dealers and end-users, respectively. End-users, under this distribution process, purchased systems from dealers in whatever format the original manufacturer provided. Consequently, limited opportunities existed for end-users to custom-configure their computer systems. Further, this method required dealers to stockpile considerable inventory levels, which often could not be sold out before an announced or expected change in technology. Thus, dealers were forced, in many cases, to sell obsolete systems. As a result, the traditional distribution method created inefficiencies and additional costs, as well as consumer dissatisfaction.

         While traditional distribution methods persist in certain parts of the computer industry, in particular in the retail segment, the trend is toward build-to-order and custom-configured computer systems. Dell and Gateway pioneered this shift when they began offering custom-built PCs to consumers primarily for home use. In addition, many of the tier one manufacturers, such as IBM and Compaq, now use channel assembly methods. These manufacturers ship products that are not completely assembled to their distributors and rely on the distributor for final assembly and shipment. This distribution method provides only limited build-to-order benefits and does not provide the advantage of a direct contact person to whom the end-user may direct technical and support questions.

         Generally, the number of purchasers and the amount spent for goods on the Internet is increasing. Forrester Research, Inc. has estimated that the total e-commerce purchases made in 1998 were $51 billion, of which $43 billion was business-to-business and $8 billion was consumer. Forrester estimates that the total will increase to an estimated $551 billion in the year 2001. Increasingly businesses have been developing electronic commerce sites in response to this trend. Computer resellers are spending substantial time on the Internet conducting their business. According to CRN, as of June 1999, 54% of resellers polled reported that they spent between 11 and 30 hours per week conducting their business on the Internet. This same poll reported that an additional 13% of resellers spent 31 hours or more conducting their business on the Internet. We believe that as resellers and end-users become more comfortable with the Internet they will rely on it more and that this increased reliance will translate into a desire on the part of resellers to offer their various computer systems via electronic commerce.

PRODUCTS AND SERVICES

         VIRTUAL PC BUILDER SOFTWARE

         Virtual PC Builder is an on-line configuration package that enables any computer reseller to offer custom built iChargeit PCs and servers to their customers on the Internet. iChargeit will license Virtual PC Builder to web retailers, mail order houses, value added resellers, retailers, and computer dealers. iChargeit will also customize the software to coexist with the licensee's present web site. Our software provides Virtual PC Builder licensees and their customers an easy to use method of configuring, ordering, and tracking customized iChargeit PCs, and servers.

         Virtual PC Builder contains many attributes to allow the customer to easily build a system, including real-time pricing, complete product specifications, on-line help menus, technical specifications of each component, order tracking, secure ordering and automated cost updates. Virtual PC Builder offers complete order fulfillment and tracking, on-site warranty and technical support.

         VIRTUALPCBUILDER.COM

         We developed virtualpcbuilder.com, a proprietary Internet-based development tool, to capitalize on two significant trends: e-commerce and the desire for custom-built, custom-configured computer systems. Through virtualpcbuilder.com, we provide end-users with the ability to custom-configure, price and order iChargeit or name brand products directly on-line. This division offers over 62,000 products from all major manufacturers. This includes all tier one manufacturers and all computer categories such as printers, scanners, digital cameras, high-end video equipment and accessories.

         The heart of virtualpcbuilder.com is our proprietary configurator. We designed the configurator to link virtualpcbuilder.com and Virtual PC Builder licensed web sites directly to our warehouse. The configurator is designed to act as an invisible window that will route orders placed with individual customers to us for processing and fulfillment. Our configurator is designed to test compatibility of the various component and system choices made by end-users, thus prohibiting end-users from making incompatible software, hardware and component choices.

         We manufacture the custom built products ordered via the configurator. We believe that custom-built, custom-configured computers provide solutions that are relevant to the needs of end-users. While we will maintain proprietary rights in virtualpcbuilder.com and its configurator, we will provide them to our customers for their use, through Virtual PC Builder licensing. We believe that Virtual PC Builder will allow customers to meet their needs in a flexible and efficient manner, and in a manner that allows customers to provide cutting-edge technological choices without having to maintain significant inventory levels.

         Development of virtualpcbuilder.com has been completed for end-user customers and internet resllers. It was launched in March 2000 under our own end-user site Shoppingplanet.com.

         PC SHOPPING PLANET

         PC Shopping Planet originally was founded in September 1995 as a mail order business, and began selling over the Internet approximately two months later. Bay Micro acquired PC Shopping Planet, including the Shoppingplanet.com domain name and trademark, pursuant to an asset purchase in April 1999. Currently, PC Shopping Planet is an Internet retailer of computers, computer components and peripherals, and computer upgrade kits. The PC Shopping Planet web site is at www.Shoppingplanet.com.

         PC Shopping Planet offers a wide range of high-quality personal computer hardware, including mother boards, memory chips, multi-media kits, video/graphics products, accelerators, and peripherals, as well as additional products and accessories for replacement and upgrades, all at the lowest possible prices. PC

Shopping Planet offers upgrade kits as a cost-effective alternative to the replacement of existing personal computers. PC Shopping Planet offers rapid order processing, 24-hour on-line ordering and a toll-free number at 800-422-9381 for phone orders.

         The Shoppingplanet.com web site sets forth a straightforward layout with distinct departments and product categories. A "HOTBUYS" section features new products and current specials. PC Shopping Planet also offers discount pricing for corporate and volume purchases. In addition to on-line ordering, customer service representatives are available during normal business hours to answer all product questions and to provide technical support. PC Shopping Planet also sends informative e-mail newsletters to its customers providing product announcements, technical tips and computer news to its customers.

BAY MICRO COMPUTERS

         Bay Micro Computers is a wholeseller and direct marketer of computer hardware, software and other computer components and peripheral products, primarily to a network of resellers, universities, school districts and government agencies. Bay Micro offers a line of desktop personal computers under the brand name Bay Micro Computers. Advanced Micro Devices, Inc. contributes up to $3,500 per quarter towards Bay Micro advertising that includes the AMD logo and AMD products available through Bay Micro. Bay Micro also has relationships with several other leading computer hardware manufacturers, including SOYO and iWill, both motherboard manufacturers. SOYO's United States web site, www.soyousa.com, and iWill's web site, iwillusa.com, provide links to our Shoppingplanet.com site, and list our telephone number. We are authorized resellers and direct distributors for both manufacturers. The ability of Bay Micro to maintain these relationships, as well as establishing additional direct relationships with other leading computer manufacturers, is essential to Bay Micro's ability to remain competitive, in order to obtain competitive pricing and joint marketing assistance.

COMPETITION

         The microcomputer industry is intensely competitive and characterized by dynamic customer demand patterns, frequent introduction of new products, technological advances and product obsolescence. In addition, the pricing environment is extremely competitive, and there is a variety of competing distribution channels. We anticipate that the microcomputer industry will continue to experience intense price competition and dramatic price reductions, as well as intense competition among distribution channels. In addition to pricing, the principal elements of competition among manufacturers are product quality and usability, performance characteristics, distribution capability, ability to customize, service and support and reputation. We compete with a number of large tier one and tier two manufacturers, including Compaq, IBM, Hewlett-Packard, Apple, Dell, and Gateway. We compete with the larger name manufacturers mostly on the basis of quality, price and performance. Substantially all of our competitors have significantly greater financial, marketing and technological resources than we do.

INTELLECTUAL PROPERTY

         We own no patents, nor have we applied for any patents covering our products. We are subject to risks related to misappropriation of the proprietary technology upon which virtualpcbuilder.com is being designed. While we believe that we are designing virtualpcbuilder.com to be secure, computer "hackers" are becoming increasingly sophisticated. Any misappropriation of our technology could subject us to increased competition and the loss of our perceived advantage over other competitors.

         We own the rights to the registered trademarks "iChargeit-Registerd Trademark-" and "Shoppingplanet".

SERVICE AND PRODUCT WARRANTY

         We provide dealers and end-users with access to its technical support line for answers to questions that require immediate attention. We maintain a database of technical information that we can easily access in response to customer inquiries in order to provide quick and accurate answers to dealers. We also provide file access for our dealers, featuring a secure Internet site equipped to provide access to up-to-date support and technical information. We also provide our dealers with current product information, including manuals, specifications and product change notifications.

         We utilize what we believe is an effective product tracking system which allows us to track product failure history from initial quality control testing to customer arrival and up to twelve months thereafter. Each iChargeit product is sold with a one-year original equipment manufacturer'swarranty for the benefit of the end-user.

GOVERNMENT REGULATION

         In the United States, the Federal Communications Commission or the "FCC", regulates the radio frequency emissions of computing equipment. The FCC has established two standards for computer products, Class A and Class B. Only Class B products may be sold for use in a residential environment. Both Class A and Class B products may be sold for use in a commercial environment. All of iChargeit's current desktop, notebook, workstation and network server systems are sold under the more restrictive Class B certification.

         iChargeit's business also is subject to regulation by various other federal and state governmental agencies. Such regulation includes the antitrust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the import/export regulatory activities of the U.S. Department of Commerce and the product safety regulatory activities of the U.S. Consumer Products Safety Commission.

         iChargeit also is required to obtain regulatory approvals in other countries prior to the sale or shipment of products. In certain jurisdictions, such requirements are more stringent than in the United States. Many developing nations are just beginning to establish safety, environmental and other regulatory requirements, which may vary greatly from U.S. requirements.

EMPLOYEES

         As of June 30, 2000, including Bay Micro Computers, we have 20 salaried employees and 3 hourly employees.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

WE HAVE A LIMITED OPERATING HISTORY

         We have conducted an electronic commerce based business since March 10, 1999. Since that time, we have developed our web site and expanded the range of products and services we offer. We have not generated significant recurring revenues from on-line electronic commerce services. Accordingly, we have a limited operating history, which makes an evaluation of our business and prospects difficult. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as on-line electronic commerce. These risk and difficulties include, but are not limited to:

         -        an evolving and unpredictable business model;

         - our ability to anticipate and adapt to a developing and rapidly changing market;

         - unforeseen changes and developments in our strategic partners' activities and direction;

         -        lack of sufficient customers, orders, sales or cash flow; and

         - lack of widespread acceptance of the Internet as a means of purchasing products and services.

         In order to address these risks, we must, among other things:

         -        implement and execute our business strategy successfully;

         -        continue to develop and upgrade our technology;

         - improve our web site and product offerings in response to competitive developments;

         -        provide superior customer service;

         -        attract, retain and motivate qualified personnel; and

         -        meet the expectations of our strategic partners.

         We cannot assure you that we will succeed in addressing these risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

HISTORICALLY, WE HAVE LOST MONEY AND WE ANTICIPATE ADDITIONAL LOSSES IN THE
FUTURE

         Since our inception, we have incurred significant operating losses, and as of June 30, 2000, we had an accumulated deficit of $11,047,000. We expect to increase our operating expenses significantly to expand our marketing operations, and increase our level of capital expenditures to further develop and maintain our proprietary software. Such increases in operating expense levels and capital expenditures will adversely affect short-term operating results, and therefore we believe that we will incur substantial losses for at least the next twelve months. We cannot assure you that we ever will achieve or maintain profitability or generate cash from operations.

WE CANNOT ACCURATELY PREDICT OUR REVENUES DUE TO OUR LIMITED OPERATING HISTORY

         In light of our limited operating history and the rapidly evolving nature of the markets in which we compete, our revenues and operating revenues are difficult to predict. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include the following:

         -        our ability to attract and retain merchants on our web site;

         - the level of traffic on our web site and our ability to convert visitors to our web site into customers;

         -        consumer confidence in encrypted transactions on the Internet;

         -        the level of use of the Internet and on-line services;

         - increasing consumer acceptance of the Internet as a medium for commerce;

         - our ability to upgrade and develop our systems and infrastructure that we use to process customer's orders and payments;

         - the announcement or introduction of new sites, services and products by us and our competitors;

         - consumer demand and acceptance of the products and services we offer;

         -        the level of product returns;

         -        unexpected increases in shipping costs or delivery times;

         -        technical difficulties, system downtime or Internet brownouts;

         -        the amount and timing of operating costs and capital;

         -        expenditures relating to expansion of our business;

         -        any future governmental regulation;

         - the termination of existing or failure to develop new relationships with our business partners; and

         - general economic conditions and economic conditions specific to the Internet and on-line commerce.

         We also face unforeseeable seasonal sales fluctuations related to our increasing focus on retail Internet commerce. Due to the above factors, our operating results likely will fluctuate in the future, making period to period comparisons difficult and possibly unreliable. Any change in the above factors could reduce our gross margins in future periods. If our operating results fall below the expectations of our stockholder and/or securities analysts and investors, the trading price of our common stock would likely decrease significantly.
See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

WE NEED TO ATTRACT VISITORS AND GENERATE REVENUE

         Our future success will depend in part on our ability to generate substantial revenue. We have been engaged in electronic commerce for less than one year, and are continuing to upgrade our web site and increase the number of products and services we offer. Our future success depends on our ability to attract visitors and convert visitors into customers who make repeated purchases over time. If we fail to attract customers and repeat purchasers, we will not grow or become profitable.

WE MUST MANAGE OUR GROWTH

         We believe that we must expand our present operations significantly in order to maximize potential growth. This expansion would likely place a significant strain on our management, operational and financial resources. We may hire new employees for a number of key managerial and technical positions, and we will need to integrate them into our management team. In order to manage our growth, we must continue to implement and improve our operational and financial systems, expand existing operations, attract and retain superior management and train, manage and expand our employee base. Further, our management will have to maintain relationships with various merchants and other third parties. We cannot assure you that we will manage the expansion of our operations effectively, that our systems, procedures or controls will support our operations adequately or that our management will implement our business plan successfully. If we cannot manage our growth effectively, our business, financial condition and results of operations could suffer a material adverse effect.

WE EXPECT THAT WE WILL REQUIRE ADDITIONAL FUNDING TO EXPAND OUR BUSINESS. GROWTH AND ACQUISITIONS MAY STRAIN OUR MANAGEMENT, OPERATIONAL AND FINANCIAL RESOURCES

         We expect that we will require additional financing in order to expand our business. Our working capital requirements over the next twelve months will depend on a variety of factors, including our ability to implement our business plan. We cannot assure you that we will successfully negotiate or obtain additional financing, or that we will obtain financing on terms favorable or acceptable to us. We do not have any commitments for additional financing. Our ability to obtain additional capital depends on market conditions, the national economy and others factors outside our control. If we do not obtain adequate financing or such financing is not available on acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be limited significantly. Our failure to secure necessary financing could have a material adverse effect on our business, prospects, financial condition and results of operations. "Item 6 - Management's Discussion and Analysis or Plan of Operation."

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF INTERNET COMMERCE

         The market for the sale of goods over the Internet is a new and emerging market. Rapid growth in the use of, and interest in, the Internet is a recent phenomenon and may not continue to develop. Our business could be harmed if any of the following situations occur:

         - the use of the Internet does not continue to grow or grows more slowly than expected;

         - the Internet's infrastructure does not effectively support the growth that may occur; and

         -        the Internet does not become a viable commercial marketplace.

WE DEPEND ON OUR ABILITY TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS

         We believe that our trademarks and other proprietary rights are important to our success and competitive position. However, we do not possess any patents. We rely on a combination of trademark, copyright and trade secret laws to protect our proprietary rights. We have registered the "Shoppingplanet" trademark in the United States and claim trademark rights in, and have applied for trademark registrations in the United States for "iChargeit." We cannot assure you that we will secure significant protection for our proprietary rights or that claims will not be made against us in connection with our proprietary rights. The actions we take to establish and protect our trademarks and other proprietary rights may be inadequate to prevent imitation of our services or products or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may develop similar technology independently or assert rights in our trademarks and other proprietary rights. The laws of other countries may afford us little or no effective protection of our additional property.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD IMPAIR OUR BUSINESS

         Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO ADAPT TO RAPIDLY CHANGING TECHNOLOGIES IN OUR INDUSTRY

         The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements, and changing customer demands. These market characteristics are exacerbated by the emerging nature of the internet and the introduction by companies from multiple industries of web-based based products and services. Accordingly, our future success will depend on our ability to adapt to these changes and to improve the performance, features and reliability of our service in response to competitive service and product offerings, emerging technology and evolving demands of the marketplace. If we fail to adapt to these changes, there would be a material adverse effect on our business, results of operations and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to make substantial expenditures to modify or adapt our services or infrastructure, which could have a material adverse effect on our business, results of operations and financial condition.

         The success of our services will depend in large part upon industry development of an infrastructure for providing Internet access and services. A number of these issues are beyond our control:

         - The Internet could lose its viability due to delays in the development or adoption of new standards and protocols intended to handle increased levels of Internet activity, or due to increased governmental regulation.

         - The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet service providers and other organizations with links to the Internet. Any actual or perceived degradation in the performance of the Internet as a whole could decrease the demand for our services.

         - Our ability to increase the speed with which we provide services to customers and the scope of such services ultimately is limited by and reliant upon the speed and reliability of the networks operated by third parties. Thus, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

         If the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed or if the Internet does not become a viable commercial marketplace, our business, results of operations and financial condition will be materially adversely affected.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OPERATIONS

         Our performance depends substantially on the continued services and performance of our senior management and other key personnel particularly Jesse Cohen, our Chief Executive Officer. Our performance also depends on our ability to retain and motivate our other officers and key employees. We have relatively few senior personnel, and thus the loss of any single individual could interrupt our operations significantly. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. All of our senior management joined us in the part year. Our future success depends on the ability of these officers working together effectively. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND MANY OF OUR COMPETITORS ARE LARGER AND HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO

         The on-line electronic commerce market, particularly over the web, is new, rapidly evolving and intensely competitive. Our current or potential competitors include the following:

         - E-commerce solution providers that provide shopping cart based transaction products such as Yahoo/Viaweb, icat and Pandesic;

         - Web developers that incorporate E-commerce products in their solutions such as Mercantec, Hiway and Simplenet;

         - on-line shopping malls and auction houses such as The Internet Mall, iMall, Branch Mall, the Yahoo Shopping Guide, eBay and Amazon.com; and

         - product search software and comparison shopping sites such as Excite's Jango, Yahoo Junglee, MSN's sidewalk and Webmarket.com.

         We believe that the principal competitive factors in our market are:

         -        brand recognition;

         -        brand selection;

         -        personalized services;

         -        convenience;

         -        price;

         -        accessibility;

         -        customer service;

         -        quality of search tools;

         -        quality of editorial and other site content; and

         -        reliability and speed of fulfillment.

         Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of our competitors may secure merchandise from vendors on better terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to web site and systems development. If our competitors are able to offer products and services on more favorable terms, we will suffer result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will compete successfully against our current and future competitors.

         We expect that competition in the on-line commerce market will intensify in the future. For example, as various market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

INSECURE TRANSMISSION OF CONFIDENTIAL INFORMATION AND THIRD PARTY MISCONDUCT COULD HURT CONSUMER CONFIDENCE IN INTERNET COMMERCE

         Many consumers are concerned about transmitting confidential information, such as credit card numbers, over the Internet. Public confidence in secure transmissions is a significant barrier to Internet commerce and communications. We rely on encryption technology licensed from third parties to transmit confidential information, including customer credit card numbers. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of our services and products. The law relating to the liability of Internet service companies for information carried on or disseminated through their services currently is unsettled. It possible that claims could be made against Internet service companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement or other theories based on the nature and content of the materials disseminated through their services. Concerns regarding liability for information disseminated over the Internet and the adoption of any additional laws or regulations may decrease the growth of the Internet, which could decrease the demand for our Internet services and harm our business.

OUR NET SALES AND GROSS MARGINS WOULD DECREASE IF WE EXPERIENCE SIGNIFICANT CREDIT CARD FRAUD

         A failure to adequately control fraudulent credit card transactions would reduce our net sales and our gross margins because we do not carry insurance against this risk. We have developed technology to help us to detect the fraudulent use of credit card information. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

WE ARE AT RISK OF SYSTEM FAILURE

         Our success is largely dependent upon our communications hardware and computer hardware, substantially all of which is located at the Netgateway, Inc. co-location facility housed by Exodus in Irvine, California. Our systems are vulnerable to damage from earthquake, fire, flood, power loss, telecommunication failure, break-in and similar events. Though we have servers in two locations, we do not have redundant systems.

         A substantial interruption in these systems would have a material adverse effect on our business, results of operations and financial condition. To date, we have experienced variable interruptions to our service as a result of loss of power and telecommunications connections. Our property and business interruption insurance coverage may not be adequate to compensate us for all losses that may occur.

         Despite our implementation of network security measures and firewall security, our servers also are vulnerable to computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems, and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of our services and products. The occurrence of any of these risks could have a material adverse effect on our business, results of operations and financial condition.

IF WE EXPERIENCE PROBLEMS IN OUR DISTRIBUTION OPERATIONS, WE COULD LOSE
CUSTOMERS

         We rely upon third-party carriers for product shipments, including shipments to and from our distribution facility. We are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet our shipping needs. In addition, failure to deliver products to our customers in a timely manner would damage our reputation and brand. We also depend upon temporary employees to adequately staff our distribution facility, particularly during the holiday shopping season. If we do not have sufficient sources of temporary employees, we could lose customers.

ADDITIONAL REGULATIONS COULD BE IMPOSED ON OUR INDUSTRY

         We are not currently subject to direct regulation by any government agency other than regulations applicable to businesses generally, laws applicable to auction companies and auctioneers, and laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Furthermore, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet.

         The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for our Internet auctions and other services and increase our cost of doing business. Any decrease in the growth of the Internet or laws which increase our cost of doing business would have an adverse effect on our business, results of operations and financial condition.

         Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, auction regulation, sales tax, libel and personal privacy is uncertain and may take years to resolve. In addition, because our service is available over the Internet in multiple states and we sell to numerous consumers in such states, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state. Failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

STATES COULD IMPOSE OBLIGATIONS TO COLLECT SALES TAXES

         Generally, we do not collect sales or other similar taxes with respect to goods sold by users through our on-line service. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate on-line commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could impair the growth of electronic commerce substantially and could affect adversely our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes for the exchange of merchandise on its system could have a material adverse effect on our business, results of operations and financial condition.

WE ARE LARGELY CONTROLLED BY MANAGEMENT

         Our officers and directors currently own or control a substantial majority of our outstanding common stock. If they act in concert, they will be able to exercise voting control over iChargeit, elect our entire Board of Directors, set dividend policy and determine our management affairs. This voting and managerial control will continue until these officers and directors choose to sell approximately 30% of their holdings or the Company increases the total outstanding shares of its common stock by approximately 300% and these additional shares are not controlled or owned by our officers or directors, This management control could preclude, or make it more difficult to effect, a sale of iChargeit that is not on terms acceptable to our management.

INTEGRATING NEW ACQUISITIONS INTO OUR BUSINESS MAY BE DIFFICULT

         If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe will grow our business. We currently have no understandings, commitments or agreements with respect to any material acquisition and no material acquisition currently is being pursued. We cannot assure you that we will be able to identify, negotiate or finance future acquisitions successfully, or integrate such acquisitions into our current business. The process of integrating an acquired business, technology, service, product or personnel may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition will be realized. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which may not be available on terms favorable to us, or available at all, and such financing, if available, might result in substantial dilution to our stockholders.

WE HAVE A LARGE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE. THE SALE OF SOME OR ALL OF OUR SHARES COULD CAUSE OUR STOCK PRICE TO FALL.

         We are not registering our common stock for sale or resale pursuant to this annual report. However, this annual report fulfills a portion of our reporting obligations pursuant to the Securities Exchange Act of 1934. The availability of adequate current public information about us is one condition for sales of our stock to be made pursuant to Rule 144. The availability of Rule 144 will increase the number of shares of our common stock eligible for public sale, as discussed below.

         As of June 30, 2000 and assuming there was no exercise of options or warrants after September 30, 2000, 11,306,260 shares of our common stock were issued and outstanding. Of this number, 2,364,760 shares are freely tradable without restriction or further registration under the Securities Act of 1933. Of the total shares outstanding, 8,988,126 of these shares are held by "affiliates" as that term is defined in Rule 144, and are subject to certain limitations and restrictions that are described below.

         8,941,500 shares of our common stock out of 11,306,260 shares are "restricted shares" as that term is defined in Rule 144 and therefore may not be sold publicly unless they are registered under the Securities Act or are sold pursuant to Rule 144 or another exemption from registration. In addition to Rule 144 restrictions, the principals of Bay Micro Computers, Inc., who hold an aggregate of 4,000,000 shares of our common stock, have entered into "lock-up agreements" with us. These lock-up agreements provide that, except under limited exceptions, the stockholder may not offer, sell, contract to sell or otherwise dispose of any of our common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock until August 4, 2000. The Bay Micro principals acquired our shares upon the effectiveness of our acquisition of Bay Micro on November 12, 1999.

         As of June 30, 2000, there were a total of 3,767,500 shares of common stock subject to outstanding options under our 1999 Stock Incentive Plan, 2,825,000 of which were vested. We intend to file registration statements on Form S-8 under the Securities Act to register all of the shares of common stock issued or reserved for future issuance under the Plan. After the effective dates of the registration statements on Form S-8, shares purchased upon exercise of options granted pursuant to the Plan generally would be available for resale in the public market.

         In general, under Rule 144 as currently in effect, beginning 90 days after the date adequate current public information about us is available, which will occur 90 days after the date of this annual report, a person who has owned beneficially shares of our common stock for at least one year would be entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

         - 1% of the number of shares of common stock then outstanding, which will equal approximately 113,063 shares as of June 30, 2000; or

         - the average weekly trading volume of the common stock on the Nasdaq Over the Counter Bulletin Board during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

         Sales under Rule 144 are also subject to certain other requirements regarding the manner of sale, notice of filing and the availability of current public information about us.

RULE 144(k)

         Under Rule 144(k), a person who has not been one of our "affiliates" at any time during the 90 days preceding a sale, and who has owned beneficially the shares proposed to be sold for at least two years, generally including the holding period of any prior owner other than an "affiliate," is entitled to sell such shares without complying with the manner of sale, notice filing, volume limitation or notice provisions of Rule 144. Therefore, unless otherwise restricted, "144(k) shares" may be sold at any time.

RULE 701

         In general, under Rule 701, any of our employees, directors, officers, consultants or advisors who purchase shares from us in connection with a compensatory stock or option plan or other written agreement before the effective date of this annual report is entitled to resell such shares 90 days after the effective date of this annual report in reliance on Rule 144, without having to comply with certain restrictions, including the holding period, contained in Rule 144.

         The SEC has indicated that Rule 701 will apply to typical stock options granted by an issuer before it becomes subject to the reporting requirements of the Securities Exchange Act of 1934, along with the shares acquired upon exercise of such options (including exercises after the date of this prospectus). Securities issued in reliance on Rule 701 are restricted securities and, subject to the contractual restrictions described above, beginning 90 days after the date of this prospectus, may be sold by persons other than "affiliates," as issued in reliance on Rule 701 may be sold by "affiliates" under Rule 144 without compliance with its one year minimum holding period requirement.

ITEM 2.  PROPERTIES.

         Our headquarters are located at 2184 West 190th Street, Torrance, California 90504. We occupy approximately 9,700 square feet of commercial office and warehouse space pursuant to a three year lease that commenced on November 1, 1999, with Bay Micro Computers, Inc. as the original, sole lessee. iChargeit and BayMicro currently share use of the Torrance facility. The total monthly rent is $6,900 during the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS.

         We are a defendant in an action in Los Angeles Superior Court, brought by Nicom Computers, Inc. The suit was filed on August 31, 2000, alleging unfair competition and related causes of action. Nicom claims that we wrongfully acquired and used allegedly confidential or trade secret business information of the Nicom. Although Nicom does not specify the amount of its claimed damages, it asserts lost sales of at least $2,000,000 as well as punitive damages. This case is in its early stages. Nicom's initial motion for a preliminary injunction was denied.

         While the ultimate outcome of this litigation is uncertain, we believe we have meritorious defenses to the claims made and intend to vigorously defend the case.

         An unfavorable outcome in this matter could have a material adverse effect on our financial condition. Even if the ultimate outcome is resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could harm our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since March 18, 1999, iChargeit common stock has traded on the Nasdaq OTC Bulletin Board under the symbol "BB:ICHG." From February 9, 1999 through March 17, 1999, iChargeit common stock traded on the Nasdaq OTC Bulletin Board under the symbol "PLNKD." From September 9, 1997 through February 8, 1999, iChargeit common stock traded on the Nasdaq OTC Bulletin Board under the symbol "PLNK." iChargeit's stock is held by approximately 172 holders of record.

         iChargeit's common stock commenced trading on the Nasdaq OTC Bulletin Board on September 19, 1997. The following table sets forth, for the calendar quarters indicated, the reported high and low bid information for iChargeit's common stock as reported on the Nasdaq OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                High                 Low
                              --------             -------
CALENDAR 1998
Third Quarter                     7/8                   1/8
Fourth Quarter                    7/20                  1/32

CALENDAR 1999 (PLNK)
First Quarter                 $   3/8              $    1/8

CALENDAR 1999 (PLNKD)
First Quarter                 $ 4 3/4              $    1/4

CALENDAR 1999 (ICHG)
First Quarter                 $ 4 5/8              $  3
Second Quarter                 29                     3 1/2
Third Quarter                   4 13/16                 3/4
Fourth Quarter                  1 7/8                   27/32

CALENDAR 2000 (ICHG)
 First Quarter                $ 2 3/4              $    7/8
 Second Quarter                 1 3/16                  5/16

------------------------------------------------------------------------------
DIVIDENDS

         iChargeit has not paid a dividend and does not anticipate paying dividends for at least the next twelve months. The Board of Directors intends to retain earnings, if any, to finance growth. Accordingly, any payment of dividends by us in the future will depend upon our need for working capital and our financial condition at the time.

RECENT SALES OF UNREGISTERED SECURITIES ISSUANCES

         The following is a summary of transactions by iChargeit during the last three years preceding the date hereof involving sales of iChargeit's securities that were not registered under the Securities Act. All share amounts set forth in this annual report reflect a 5 for 1 reverse stock split of iChargeit's common stock. No consideration was paid by the Company in connection with this stock split. All of the sales of securities were sold at below fair market value, unless otherwise noted.

         1. In August 1997, the Registrant issued a total of 1,088,000 shares of restricted common stock to the founders of Para-Link, predecessor of iChargeit, in exchange for services in connection with the organization of Para-Link in January of 1997. The issuance claimed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         2. During the period from August 1997 through November 1997, the Registrant sold an aggregate of 24,000 shares of common stock at an average price of $1.00 per share, in a private placement to 31 private investors pursuant to Rule 504 of the Securities Act, for aggregate consideration of $24,000.

         3. In September 1997, the Registrant issued to 6 private investors warrants to purchase an aggregate of 184,000 shares of iChargeit common stock at an exercise price of $2.50 per share. The warrants expire August, 2000. The Registrant received aggregate consideration of $18,032 for this sale. The Registrant made these sales in reliance upon Rule 504 of the Securities Act.

         4. In October 1997, the Registrant issued 20,000 shares of its common stock to PR Sources in exchange for services rendered to iChargeit. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         5. In November 1997, the Registrant issued 10,000 shares of its common stock to Benjamin Fairchild in exchange the forgiveness of a note held by the Registrant in the initial principal amount of $15,000. This transaction was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) and/or Rule 506 of the Securities Act.

         6. During the period from November 1997 through August 1998, the Registrant sold 65,475 shares of its common stock at $2.691 per share to 23 private investors pursuant to exercises of warrants issued in September 1997. The Registrant received aggregate consideration of $176,193 pursuant to these warrant exercises. These sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 504 of the Securities Act.

         7. In March 1998, the Registrant issued 100,000 shares of its common stock to a consultant in exchange for services rendered to the Registrant. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         8. In June 1998, the Registrant sold 56,180 shares of its common stock to C.Jones & Company at approximately $0.17 per share in consideration for investor relations services and assistance in designing a Para-Link web site. These sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 504 of the Securities Act.

         9. In March 1999, iChargeit issued 30,000 shares of its common stock to DeMonte Associates in exchange for services rendered as iChargeit's investor relations advisor. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 504 of the Securities Act.

         10. In March 1999, iChargeit issued 20,000 shares of its common stock to EC Net Manufacturing L.L.C. pursuant to an agreement entered into between the parties for certain warehousing and staffing services provided in conjunction with storing and shipping products for iChargeit customers. This issuance was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) and/or Rule 504 of the Securities Act.

         11. In March 1999, iChargeit issued 5,000 shares of its common stock to Dean Dumont in exchange for certain consulting and advisory services regarding mergers and acquisitions, and assistance rendered in connection with obtaining additional financing for iChargeit. These sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 504 of the Securities Act.

         12. In March 1999, iChargeit issued 10,000 shares of its common stock to Dean Dumont in exchange for consulting and advisory services regarding mergers and acquisitions, and assistance with obtaining possible additional financing for iChargeit. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         13. In March 1999, iChargeit issued 350,000 shares of its common stock to Dean Dumont in exchange for consulting and advisory services regarding mergers and acquisitions and assistance with obtaining possible additional financing for iChargeit. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act. The issuance of these 350,000 shares of restricted stock was rescinded in November 1999 and 350,000 options to purchase common stock at the fair market value on the date of grant of $1.00 per share were granted with Mr. Dumont's written consent.

         14. In March 1999, iChargeit issued 15,000 shares of its common stock to Vic McCall in exchange for legal services rendered in connection with the Para-Link merger with iChargeit and the iChargeit Rule 506 private placement. These sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 504 of the Securities Act.

         15. In March 1999, iChargeit issued 21,000 shares of its common stock to Domain Giant, Inc., in exchange for Domain Giant's rights to the Internet domain yohoo.com and the pending trademark application for yohoo. In connection with this sale, iChargeit also paid Domain Giant $22,500 and allocated a percentage of revenue in a `to be developed' classified advertising web site and a webstore to be built for the Domain Giant principals located in one of iChargeit's malls. iChargeit claimed an exemption from registration under the Securities Act for 10,000 of such shares pursuant to Section 4(2) and/or Rule 504 of the Securities Act, and for 11,000 shares in reliance on Section 4(2) and/or Rule 506 of the Securities Act.

         16. In March 1999, iChargeit issued 315,000 shares of its common stock in partial consideration for an employment contract entered into with Mr. Cohen. This transaction was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of the Securities Act. In November 1999, the issuance of these 315,000 shares of common stock was rescinded.

         17. In March 1999, iChargeit issued 5,000 shares of its common stock to Arash Aziz-Golshani in consideration for consultation with iLeathershop.com and search software registration for iChargeit's other web sites. This transaction was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) and/or Rule 506 of the Securities Act.

         18. In March 1999, iChargeit issued 25,000 shares of its common stock to Eagle Holding Investments in exchange for services rendered in connection with the preparation of iChargeit's financial statements for the Rule 506 sale described in number 33 of this Item 5. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         19. In March 1999, iChargeit issued 25,000 shares of its common stock to James Wrobel in exchange for services rendered in connection with the production of iChargeit's Toner Town web site. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         20. In March 1999, iChargeit issued 2,000 shares of its common stock to Jeff Crandell in exchange for consulting and initial design services on Shoppers and Merchants newsletters. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         21. In March 1999, iChargeit issued 2,000 shares of its common stock to Jon Crandell in exchange for consulting and initial design services on Shoppers and Merchants newsletters. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         22. In August 1999, iChargeit issued 140,000 options to purchase common stock of iChargeit at an exercise price at the fair market value on the effective date of the grant of $1.00 per share to Lewis Cohen & Company, in exchange for assistance rendered to iChargeit in the design of the iChargeit logo and the design and maintenance of many of iChargeit's web sites. iChargeit claims the issuance to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         23. In March 1999, iChargeit issued 110,000 shares of its common stock to Mac-Group, Inc. in exchange for services rendered in connection with Para-Link's merger with iChargeit, Inc. This transaction was exempt from the registration requirements of the Securities Act pursuant Section 4(2) and/or to Rule 506 of the Securities Act. This issuance was rescinded in November 1999 and 110,000 options to purchase common stock at the fair market value on the date of the grant of $1.00 per share were granted pursuant to the mutual consent of the parties. iChargeit claims the issuance to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         24. In March 1999, iChargeit issued 15,000 shares of its common stock to Patricia Carroll in exchange for legal consultation delivered on an as needed basis to iChargeit. This transaction was exempt from the registration requirements pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         25. In March 1999, iChargeit issued 25,000 shares of its common stock to Sherrie Carter in exchange for clerical services and documentation preparation regarding the Para-Link Inc.-iChargeit merger. This transaction was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) and/or Rule 506 of the Securities Act.

         26. In March 1999, iChargeit issued 210,000 shares of its common stock to Twitchell Corporation in exchange for services rendered since January 1999 in connection with the coordination and preparation of Para-Link's merger with iChargeit, Inc. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act. The issuance of these 210,000 shares of common stock was rescinded in November 1999 and 210,000 options to purchase common stock at the fair market value on the date of the grant of $1.00 per share were granted pursuant to the mutual consent of the parties iChargeit claims the issuance to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         27. In March 1999, iChargeit issued 25,000 shares of its common stock to Randall Waldman in exchange for consultation provided regarding initial incorporation and financing matters and mergers involving iChargeit, Inc. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         28. In March 1999, iChargeit issued 25,000 shares of its common stock to Janice Nichols in exchange for clerical services and documentation preparation provided with respect to the Para-Link merger with iChargeit, Inc. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         29. In March 1999, iChargeit issued 210,000 shares of its common stock to Future Holdings, Inc. in exchange for coordination and preparation services delivered with respect to Para-Link's merger with iChargeit, Inc. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act. The issuance of 160,000 of these shares of restricted stock was rescinded in November 1999 and 160,000 options to purchase common stock at the fair market value on the date of the grant of $1.00 per share were granted pursuant to the mutual consent of the parties. iChargeit claims the issuance to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         30. In March 1999, iChargeit issued 79,000 shares of its common stock to Joseph Merdith in exchange for services rendered in connection with the preparation of Para-Link's merger with iChargeit Inc. This transaction was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) and/or Rule 506 of the Securities Act.

         31. In March 1999, iChargeit issued 55,000 shares of its common stock to Bob Roberts in exchange for services rendered in connection with preparing for Para-Link's merger with iChargeit Inc. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         32. In March 1999, iChargeit issued 50,000 shares of its common stock to the Renoir Trust in exchange for services rendered in connection with the preparation of Para-Link's merger with iChargeit Inc. This transaction was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) and/or Rule 506 of the Securities Act.

         33. During the period from March 1999 through July 1999, iChargeit sold an aggregate of 301,750 shares of common stock at $2.00 per share in a private placement to 72 accredited investors. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         34. In April 1999, iChargeit issued 10,000 shares of its common stock to the law firm of Madigan & Boyer in consideration for legal consulting services regarding employment and vendor agreements. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         35. In May 1999 iChargeit issued 250,000 shares of its common stock to James Carroll as partial consideration for an employment contract entered into with Mr. Carroll. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act. The issuance of these 250,000 shares was rescinded in November 1999 and 250,000 options to purchase common stock at the fair market value on the date of the grant of $1.00 per share were granted pursuant to the mutual consent of the parties. iChargeit claims the issuance to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering and pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation.

         36. In June 1999 iChargeit issued 250,000 shares of its common stock to Randall Waldman as partial consideration for an employment contract entered into with Mr. Waldman. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act. The issuance of these 250,000 shares was rescinded in November 1999 and 250,000 options to purchase common stock at the fair market value on the date of the grant of $1.00 per share were granted pursuant to the mutual consent of the parties. iChargeit claims the issuance to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering and pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation.

         37. In June 1999 iChargeit issued 5,000 shares of its common stock to Brian Wharton for services rendered in connection with the iChargeit Internet pay terminals. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Rule 506 of the Securities Act.

         38. In June 1999, iChargeit issued 2,000 shares of its common stock to Raymond Meredith in exchange for the settling of a $5,000 loan previously made by Mr. Meredith to iChargeit.

         39. In November 1999, iChargeit issued 6,000 shares of its common stock to Bob Roberts in exchange for settling of a $7,500 loan previously made by Mr. Roberts to iChargeit.

         40. iChargeit sold an aggregate of 230,769 Units for total consideration of $750,000 to two accredited investors in a private placement which occurred in three tranches on November 3, November 12, 1999 and December 16, 1999. Each Unit consisted of five shares of our common stock and a warrant to acquire one additional share of common stock at an exercise price of $2.50. iChargeit claims an exemption from registration under the Securities Act in reliance on Rule 504 of the Securities Act pursuant to a merit review registration in the state of Kentucky.

         41. On November 16, 1999, iChargeit granted an aggregate of 950,000 incentive stock options pursuant to its 1999 Stock Incentive Plan at an exercise price equal to the fair market value on the date of the grant of $1.00 per share to 18 employees. iChargeit claims an exemption from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering and pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation.

         42. In April 2000, iChargeit issued 30,000 options to purchase common stock of iChargeit at an exercise price $1.00, the fair market value on the effective date of the grant, to DeMonte Associates in exchange for investor relations services. iChargeit claims the issuance to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         43. In April 2000, iChargeit issued 30,000 options to purchase common stock of iChargeit at an exercise price $1.00, the fair market value on the effective date of the grant, to Stockcom, Inc. in exchange for public relations services. iChargeit claims the issuance to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         44. In May 2000, iChargeit issued 100,000 options to purchase common stock of iChargeit at an exercise price $0.30, the fair market value on the effective date of the grant, to James Carroll as partial consideration for an employment contract entered into with Mr. Carroll. iChargeit claims the issuance to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

TRANSFER AGENT AND REGISTRAR

         Florida Atlantic Stock Transfer, Inc. has been appointed as the transfer agent and registrar for iChargeit's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. ALL STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB RELATED TO ICHARGEIT'S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS."

GENERAL

         iChargeit develops Internet resources to provide internet users with a comprehensive web site where they can obtain goods and services. We are in the process of implementing our business model and entering into contracts with merchants who can provide the goods and services to be sold through our web site. We launched our website, www.ichargeit.com, on March 1, 1999. Because of the completion of our acquisition on October 5, 1999 of Bay Micro Computers, Inc., a California corporation dba PC Shopping Planet our primary web site is www.Shoppingplanet.com.

         In the March 1999 merger of iChargeit, Inc., a Nevada corporation and Para-link, a Texas corporation, iChargeit Nevada's principals exchanged 100% of their outstanding shares of stock of iChargeit Nevada for 4,000,000 shares of Para-Link. As a result of this transaction, the separate legal existence of iChargeit Nevada ceased and Para-link continued as the surviving corporation and changed its name to iChargeit, Inc., a Texas corporation.

         Management of iChargeit Nevada chose to effect this merger primarily in order to provide liquidity for our common stock. Management believed a merger would be less expensive and less time-consuming than effecting an underwritten public offering of iChargeit's common stock. Furthermore, a merger eliminates the risk associated with an initial public offering, or IPO. Many companies invest a substantial amount of time and capital during the IPO process and are not able to effectuate a successful transaction because of market conditions or poor performance of the underwriter. Management thus believed that a merger was a better approach than an IPO because of the reduced cost, risk and time. The officers of iChargeit before the merger and the officers of Para-link determined the number of shares of common stock to be issue to the historical shareholders of iChargeit by negotiation. The value of such issuance was not based on iChargeit's book value or any established valuation criteria. A primary consideration in determining the number of shares to be issue to the original shareholders was the offering of adequate consideration to gain control by the shareholders of iChargeit Nevada.

         On November 12, 1999, we completed our acquisition of Bay Micro Computers, Inc. by merging a wholly-owned subsidiary of ours with and into Bay Micro. Pursuant to the acquisition, we issued 4,000,000 shares of our common stock for all of the outstanding common stock of Bay Micro. As a result of this acquisition, Bay Micro Computers, Inc. now operates as a wholly-owned subsidiary of iChargeit, Inc. See "Business-History."

         We expect our future revenue to be derived from several sources including: (i) retail sales of goods to consumers; (ii) commissions or royalties paid by strategic partners for orders received through us; (iii) advertising on our web sites, and (iv) fees for electronic commerce services and fees paid by store vendors featured on our web site. We also expect significant growth in revenues in future periods to reflect our acquisition of Bay Micro Computers, Inc., and specifically revenues generated by Bay Micro's Internet web site at www.shoppingplanet.com.

         Because we have a limited operating history, we believe that year-to-year comparisons prior to fiscal 2000, and quarterly comparisons prior to the second quarter of fiscal 2000, do not provide a meaningful analysis of our operating results. Accordingly, we provide below a discussion and analysis of our results of operation for the twelve months ended June 30, 2000.

RESULTS OF OPERATIONS

         YEAR ENDED JUNE 30, 2000.

         SALES REVENUE. Revenue sales of merchandise for the twelve months, ended June 30, 2000 was $6,172,000. Revenue from external customers was from eight and one half months of wholesale sales of computers and related hardware components and computer software principally generated from Bay Micro, our newly acquired company. We expect our sales growth to continue in the future. Revenue includes shipping and handling fees charged to customers purchases.

         SERVICE REVENUES. Our service revenues are comprised of advertising revenues and fees paid for a presence in our Internet Cyber-Mall. We recognize revenue when merchandise is shipped or services are performed. Service Revenues for the twelve months ended June 30, 2000 were $27,000. We intend to raise additional funds in the future in order to increase our advertising by conducting direct mail campaigns targeted to consumer households, placing advertisements in newspapers, and eventually through radio and television campaigns. We expect advertising to drive additional traffic to our web sites thereby increasing our revenues through increased sales of our products. We intend to cross-promote the various iChargeit Internet sites with the Shopping Planet brand name, further allowing us to broaden our customer base.

         COST OF SALES. Cost of sales consists of the cost of computer components assembled, computer related products, computer software, the merchandise costs of any products sold online. Cost of revenue is affected by our ability to source merchandise cost effectively, to attract significant traffic to our web sites, and to achieve a favorable balance between visitors and visitors who purchase merchandise from us. Our gross profit margin for the twelve months ended June 30, 2000 was $669,000, or approximately 10.8% of sales revenues. Shipping and handling costs are included in the cost of sales.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expenses for the twelve months ended June 30, 2000 were $1,961,000 excluding the non-cash compensatory expense of $2,952,000 and amortization of goodwill expense of $178,000. General and administrative expenses consists of payroll expenses, sales and marketing expenses including advertising and promotional expenditures, technology and development expenses including expenses related to the development of our web sites, related software and legal and accounting expenses.

         NON-CASH COMPENSATORY EXPENSES. Our non-cash compensatory expenses for the twelve months ended June 30, 2000 were $2,952,000. These non-cash compensatory expenses consisted of charges relating to the issuance of 815,000 shares of common stock to certain officers of the corporation in connection with their employment agreements which is being amortized over the vesting period (completed in the year ended June 30, 2000) and 6,000 shares issued in connection with the original merger transaction and options granted to certain consultants.

         NET LOSS. We had a net loss of $4,433,000, for twelve months ended June 30, 2000. The loss was due in part to expenses incurred with the organization of our web business, and to professional expenses relating to our Delaware re-incorporation merger, and the preparation of this annual report and non-cash compensatory charges of $2,952,000 and amortization of goodwill expense of $178,000. We expect to continue to increase our revenue, as we are able to raise additional funds and make investments in expanding our customer base and Internet operations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, we had $118,000 in cash. From our inception through June 30, 2000, we financed our operations primarily through private sales of our securities, and deferred payment of salaries and other expenses due to related parties. From January 1999 through June 1999, we issued 2,286,000 shares of our common stock for services provided in the fiscal year ended June 30, 1999.

         From April through July 1999 we sold 301,750 shares of our common stock to private investors. We realized net proceeds of $603,500 from these sales, of which $578,500 was received through June 30, 1999.

         On June 17, 1999, a principal stockholder agreed to transfer 157,686 shares of our common stock into escrow for the benefit of iChargeit. In connection therewith, we recorded the 157,686 shares of common stock as treasury stock at its fair market value on the day it was placed in the escrow. From July through October of

1999, we received approximately $153,000 from the sale of the shares held in escrow, which will be treated as a capital transaction.

         In November and December 1999 we raised an aggregate of $750,000 of which, after fees and expenses, it received $618,000, from the sale of 230,771 units consisting of five shares of common stock and one warrant to purchase one additional share of our common stock for an exercise price of $2.50 per share expiring September 1, 2002.

         During the fiscal fourth quarter ending June 30, 2000, we borrowed a total of $66,000 from three private individuals for opening cash flow purposes. As of November 1, 2000, $20,000 remained outstanding.

         We anticipate that we will have negative cash flows for at least the next twelve months. Net proceeds from our private placement are being used for working capital needs, including advertising, brand development, and development of our e-commerce web site infrastructure. Through June 30, 2000, we incurred legal and auditing expenses for preparations relating to becoming a reporting company pursuant to the Securities Exchange Act of 1934, as amended. These expenditures include $196,000 in legal expenses and $150,000 for audit expenses. Other than normal, recurring legal and audit expenses, we expect our expenses for legal and auditing services to decrease substantially upon completion of the process of our registering as a public reporting company pursuant to the Exchange Act, which we expect to be substantially complete by the end of our fourth fiscal quarter ending June 30, 2000.

         We intend to retain any earnings for at least the next twelve months for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for at least the next twelve months.

         Management believes that currently available funds will not be sufficient to sustain us at present levels for the period through June 30, 2001. Our ability to continue as a going concern is dependent on our ability to obtain additional equity and/or debt financing to fund our operation. We plan to raise additional financing and to increase sales volume. There is no assurance that we will obtain additional financing or achieve profitable operations or cash inflows.

         In the event that funding from internal and external sources is insufficient, we would have to substantially cut back our level of spending which would substantially curtail our operations. These reductions could have an adverse effect on our relations with our customers. Uncertainty exists about the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies. See our Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by this Item begin on Page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We have not changed our accountants in the last two fiscal years, and there are no disagreements with our accountants concerning accounting and financial disclosure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following sets forth certain information as of June 30, 2000, with respect to each person who is an executive officer or director of iChargeit. We have two vacancies on our board of directors due to the resignations of Randall
S. Waldman and Alexis Quintana on January 31, 2000.


                         Name                       Age                          Position
        ---------------------------------          -----      -----------------------------------------------
        Jesse Cohen(1)                               39       Chief Executive Officer, Secretary and Director

        Saeid "Andrew" Akavan(1)                     40       President and Director

        James F. Carroll(1)                          44       Chief Financial Officer, Treasurer and Director
         (1)  Members of audit committee.

DIRECTORS AND EXECUTIVE OFFICERS

         Jesse Cohen, 39, has served as iChargeit's Chief Executive Officer, Secretary and a Director since he founded the Company in March 1999. From March 1999 until November 1999, he was also President of iChargeit. Prior to founding iChargeit, from 1991 to 1998, Mr. Cohen was President of Printersign Display Service Inc., a producer of signage for the retail industry including such retailers as Federated Department Stores, Macy's East and CarMax, a division of Circuit City. Prior to joining Printersign, from 1983 to 1991, Mr. Cohen was a freelance producer for various New York City animation and graphics production houses including I.F. Studios Inc.

         James F. Carroll, 44, has served as the Chief Financial Officer and Treasurer of iChargeit since May 1, 1999. He has served as a director of iChargeit since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by F. Schumacher & Co., a New York Fabric Company, as a manager of Production, Purchasing and Inventory. Mr. Carroll is a Certified Public Accountant. Mr. Carroll received a B.A. degree in accounting from Pace University of New York in 1985.

         Saeid "Andrew" Akavan, 40 has been President and Director of iChargeit since November 12, 1999. Prior to joining iChargeit, Mr. Akavan served as President of Bay Micro Computers Inc. since its formation in 1998. Prior to that from 1994 to 1998 Mr. Akavan served as CEO of Nicom Computers Inc. He managed Nicom's retail store and transformed the company into a computer distributor. Monthly sales increased under Mr. Akavan from $20,000 per month in 1994 to $800,000 per month by 1996. Mr. Akavan graduated with a B.A. degree in Mythology from the University of Tehran in 1982.

COMMITTEES

         iChargeit has no nominating, compensation or executive committees.

INSURANCE

         iChargeit currently does not carry any key-man life insurance on any of its officers.

FAMILY RELATIONSHIPS

         There are no family relationships among any of our directors or executive officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following are subject to Section 16 of the Exchange Act with respect to the registrant and have failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year ended June 30, 2000: (i) Jesse Cohen; (ii) Saeid "Andrew" Akavan; (iii) James Carroll; (iv) Randall S. Waldman; and (v) Michael Nichols (who exercises control over Future Holdings Corp.).

         Each of the above referenced persons failed to file a Form 3 when they became a reporting person as required by Section 16(a) of the Exchange Act. Messrs. Cohen, Akavan, Carroll, Waldman and Nichols became reporting persons in 1999.

         Messrs. Cohen, Carroll, Waldman, Akavan and Nichols failed to timely file their required Form 5 for the fiscal year ended June 30, 2000.

         Please note that the Company is currently preparing the necessary Forms, and will file the appropriate Forms for each of the above mentioned persons as soon as they are completed.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table summarizes the aggregate compensation paid during to iChargeit's Chief Executive Officer and the four most highly compensated executive officers other than the CEO (the "Executive Officers") during the fiscal year ended June 30, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                                                              COMPENSATION AWARDS
                                                         ANNUAL COMPENSATION               -------------------------
                                              ----------------------------------------     RESTRICTED     SECURITIES
                                                                         OTHER ANNUAL        STOCK        UNDERLYING
   NAME AND PRINCIPAL POSITION       YEAR     SALARY(1)      BONUS     COMPENSATION(2)     AWARDS(3)      OPTIONS(4)
---------------------------------    ----     ---------    ----------  ---------------     ----------     ----------
Jesse Cohen                          1999      $35,000     $35,000(5)          --          315,000              --
     Chief Executive Officer,        2000      $70,000          --             --               --         900,000
     Secretary and Director

Randall S. Waldman(6)                1999       $4,167          --             --          250,000              --
     Vice President, Chief           2000      $20,833     $11,700             --               --         337,500
     Operating Officer and
     Director

James F. Carroll                     1999       $8,330     $10,000(7)          --          250,000              --
     Treasurer, Chief Financial      2000      $50,000          --             --               --         550,000
     Officer and Director

Saeid "Andrew" Akavan(8)             1999           --          --             --               --              --
     President, Director             2000      $60,000          --             --               --         450,000

------------------------

(1) Amounts for 1999 and 2000 represent actual amounts paid in fiscal 1999 and 2000.

(2) Employees are eligible for a performance bonus in fiscal 2001 at the discretion of the Board of Directors.

(3) Each of the restricted stock awards subsequently was rescinded by mutual agreement of iChargeit and each recipient.

(4) Amounts for 2001 represent actual amounts granted to date in fiscal 2001. [Although iChargeit agreed to grant options pursuant to employment contracts entered into in fiscal 1999, the actual grants were not made until fiscal 2000, and were subject to approval of iChargeit's 1999 Stock Incentive Plan by the shareholders. The shareholders approved the 1999 stock Incentive Plan on November 12, 1999.]

(5) Bonus represents compensation for work performed prior to the date Mr. Cohen's employment agreement entered into as of March 11, 1999.

(6) Mr. Waldman resigned form all his positions at iChargeit on January 31, 2000. He continues to consult for us.

(7) Bonus represents a one-time payment as compensation for work performed prior to the date of Mr. Carroll's employment agreement entered into May 1, 1999. Bonus was paid in fiscal 2000.

(8) Mr. Akavan became President of iChargeit effective on November 12, 1999, the effective date of the acquisition by iChargeit of Bay Micro Computers, Inc. Amounts in 2000 represent pro forma amounts estimated to be paid to Mr. Akavan on an annual basis as President of iChargeit.

STOCK OPTIONS

         The following table provides information with respect to the stock option grants made to the Executive Officers during the 2000 fiscal year under iChargeit's 1999 Stock Incentive Plan to the Executive Officers. No stock appreciation rights were granted during such fiscal year to the Executive Officers.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)


                                                               INDIVIDUAL GRANTS
                              ------------------------------------------------------------------------------------
                              NUMBER OF SECURITIES     % OF TOTAL OPTIONS
                               UNDERLYING OPTIONS     GRANTED TO EMPLOYEES    EXERCISE OR BASE
            NAME                   GRANTED(1)          IN FISCAL YEAR(2)      PRICE ($/SH)(3)      EXPIRATION DATE
----------------------------  --------------------    -------------------     ----------------     ---------------
Jesse Cohen                           900,000                32.88%                 $1.00               11/12/09(4)

Randall S. Waldman                    337,500                12.33%                 $1.00               11/12/09(5)

James F. Carroll                      100,000                 3.65%                 $1.00               11/12/09(6)
                                      250,000                 9.13%                 $1.00               11/12/09(7)
                                      100,000                 3.65%                 $1.00               11/12/09(8)
                                      100,000                 3.65%                 $0.30                5/12/10(9)

Andrew Akavan(10)                     450,000                16.44%                 $1.00               11/12/09

------------------------------------------------------------------------------

(1) The options listed in the table were granted in fiscal 2000 under iChargeit's 1999 Stock Incentive Plan, which was adopted by the Board of Directors on August 17, 1999 subject to stockholder approval, which was obtained on November 12, 1999. No options were granted during fiscal 1999.

(2) Based upon options granted for an aggregate of 2,737,500 shares to employees in fiscal 2000, including the Executive Officers.

(3) The exercise price was based on the fair market value of iChargeit common stock on the effective date of grant. The exercise price may be paid in cash, in shares of iChargeit's common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. iChargeit may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise. The Board of Directors, as the Plan Administrator of iChargeit's 1999 Stock Incentive Plan, has the discretionary authority to reprice the options through the cancellation of the options and grant of replacement options with an exercise price based on the fair market value of the option shares on the grant date.

(4) The options expire ten (10) years form the date of grant and vest quarterly in equal installments during the first two years of Mr. Cohen's employment beginning on March 11, 1999.

(5)      The options were fully vested as of November 12, 1999.

(6) These options vest quarterly in equal installments during the two quarters of Mr. Carroll's amended employment agreement, first dated May 1, 1999.

(7)      These options were fully vested as of November 4, 1999, and expire ten
         (10) years from the date of grant.

(8)      These options were fully vested as of November 1, 1999, and expire ten
         (10) years from the date of grant.

(9) These options vest quarterly in equal installments from the period commencing May 1, 2000 and through November 1, 2000.

(10) These options were granted on November 12, 1999 and expire ten (10) years from the date of grant. Mr. Akavan was not an employee of iChargeit until the acquisition by iChargeit of Bay Micro Computers, Inc. on November 12, 1999.

OPTION EXERCISES AND HOLDINGS

         None.

DIRECTOR COMPENSATION

         None.    We will compensate directors for reasonable expenses incurred in attending a meeting of the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

         Wehave entered into employment agreements with the following named executive officers on the terms set forth below:

         On March 11, 1999, iChargeit entered into a two year employment contract with Jesse Cohen. Pursuant to the agreement, Mr. Cohen is employed as Chief Executive Officer, President and Secretary of iChargeit and will receive an annual base salary of $70,000 and Mr. Cohen received a one-time bonus of $35,000 for work performed prior to the date of Mr. Cohen's employment agreement. The base salary will be reviewed annually by the Board of Directors. Pursuant to the employment agreement, iChargeit also agreed to (i) permit Mr. Cohen to purchase 315,000 restricted common shares of iChargeit for $.001 per share, (ii) grant options to purchase 900,000 shares of iChargeit common stock pursuant to iChargeit's 1999 Stock Incentive Plan, vesting quarterly during the initial two year term of the agreement, and (iii) provide standard employee benefits. iChargeit owes Mr. Cohen $8,750 in salary for work performed prior to signing his employment contract. The grant of 315,000 shares of restricted stock was rescinded in November 1999 with Mr. Cohen's written consent.

         On June 1, 1999, iChargeit entered into a two year employment contract with Randall Waldman. Pursuant to the agreement, Mr. Waldman is employed as Chief Operational Officer and Vice President of iChargeit and will receive an annual base salary of $50,000. In December 1999, the term of this contract was reduced to one year and the base salary was eliminated and instead changed to a commission of 1.2% on all revenue which occurs due to strategic alliances generated by Mr. Waldman for iChargeit. Pursuant to the employment agreement, iChargeit also agreed to (i) permit Mr. Waldman to purchase 250,000 restricted common shares of iChargeit for $.001 per share, (ii) pay a $11,700 signing bonus, (iii) grant options to purchase 337,500 shares pursuant to iChargeit's 1999 Stock Incentive Plan, vesting immediately, and (iv) provide standard employee benefits. The grant of 250,000 shares of restricted stock was rescinded in November 1999 with Mr. Waldman's written consent. The modifications to Mr. Waldman's employment agreement were made pursuant to an oral agreement between iChargeit and Mr. Waldman.

         On May 1, 1999, iChargeit entered into an employment contract with James Carroll. Pursuant to the agreement, Mr. Carroll is employed as Chief Financial Officer and Treasurer of iChargeit for a term of six months and will receive a base salary totaling $25,000. In November 1999, Mr. Carroll's contract was extended on the same terms and conditions for another six month term pursuant to an oral agreement between the parties, including a second grant of options to purchase 100,000 shares of common stock. In May 2000, Mr. Carroll's contract was once again extended on the same terms and conditions for another six month term pursuant to an oral agreement between the parties, including a third grant of options to purchase 100,000 shares of common stock. The base salary will be reviewed annually by the Board of Directors. Pursuant to the employment agreement, iChargeit also agreed to (i) permit Mr. Carroll to purchase 250,000 restricted common shares of iChargeit for $.001 per share, (ii) grant options to purchase 100,000 shares pursuant to iChargeit's 1999 Stock Incentive Plan, vesting at the end of the six month terms of the written employment contract and the oral extension agreement, and (iii) provide standard employee benefits. Pursuant to the agreement, iChargeit also provides Mr. Carroll with an electronic storefront on its web site in exchange for a percentage of sales generated through such storefront in an amount to be determined pursuant to a sales agency agreement to be entered into between iChargeit and Mr. Carroll. iChargeit owes Mr. Carroll $2,500 salary for work performed prior to signing his employment contract. The grant of 250,000 shares of restricted stock was rescinded and 250,000 options to purchase common stock at the fair market value on the date of the grant of $1.00 per share were granted with Mr. Carroll's written consent.

         The employment agreements listed above for Messrs. Cohen, Waldman and Carroll terminate immediately upon the employee's death or total disability, and we also may terminate the employment agreement without "cause" at any time upon at least thirty days prior written notice to the employee. The employee is entitled to terminate the employment for "good reason," as that term is defined in the employment agreements, including a reduction in base salary without the employee's prior written consent, the relocation of employee outside of employee's place of employment and for certain other breaches. If during the term of the employment agreement, the employee resigns for one of the "good reasons," or if we terminate employee's employment for a reason other than employee's death or disability, or without "cause," the employee is entitled to:

         - The portion of his then current base salary which has accrued through his date of termination;

         - Any payments for unused vacation and reimbursement expenses, which are due, accrued or payable at the date of employee's termination;

         - Severance payments in an amount equal to the employee's then current base salary, payable for the remainder of the term; and

         - All of employee's options to purchase shares of iChargeit's common stock and restricted stock shall accelerate and automatically vest, and such options shall otherwise be exercisable in accordance with their terms.

         If we terminate the employee's employment upon death or disability or for "cause," or if the employee voluntarily resigns for other than a "good reason," then the employee shall be entitled to only the compensation set forth in the first two bullet points above.

         Saeid "Andrew" Akavan is not party to a written employment agreement with iChargeit. However, we have reached an oral understanding with Mr. Akavan pursuant to which Mr. Akavan shall be paid a base salary, bonus and options at a level roughly equivalent to that of Mr. Cohen.

         The grant of 250,000 shares of restricted stock to Mr. Waldman occurred pursuant to the terms of Mr. Waldman's employment agreement. The grant of an aggregate of 565,000 shares of restricted stock to Messrs. Cohen and Carroll was part of a grant, including Messrs. Waldman and Cohen, of an aggregate of 1,345,000 shares of restricted stock to 11 recipients. All of the grants were to purchase stock at $.001 per share. None of the recipients understood the tax consequences of a grant of stock below fair market value, which would require recipients to recognize ordinary income and pay tax on the difference between the fair market value of the stock on the date of grant and the restricted stock purchase price. When informed of these tax consequences, the recipients and iChargeit mutually agreed to rescind the restricted stock grants. All of the grants, except for an aggregate of 135,000 shares held by five recipients, were rescinded. All of the grants, except for 315,000 shares rescinded by Jesse Cohen and 50,000 shares rescinded by Elizabeth Cohen, were replaced with grants of stock options to purchase an identical number of shares at the fair market value of our common stock on the date of grant. The grants of restricted stock originally were made in exchange for services in connection with the iChargeit/Para-Link merger.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

         Our Certificate of Incorporation and Bylaws limit the liability of and provide indemnification for our directors and officers. Our Certificate of Incorporation provides that our directors may not be held personally liable to us or our stockholders for monetary damages arising from a breach of fiduciary duty, except for liability:

         - for breach of the director's duty of loyalty to iChargeit or its stockholders;

         - for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of the law;

         - under Section 174 of the Delaware General Corporation Law, relating to prohibited dividends, distributions, repurchases or redemptions of stock; and

         - for any transaction from which the director derives an improper benefit.

         Our Bylaws provide that we shall indemnify our directors and officers, certain other employees and agents, and the directors and officers of other business enterprises serving at our request, for actions taken in good faith on our behalf, while in their official capacity as a director or officer or in any other capacity while serving as a director or officer. The Bylaws also provide that we shall advance expenses incurred by officers, directors, employees and agents in defending themselves for actions taken on our behalf under certain circumstances. Finally, the Bylaws provide that directors, officers, employees, and agents may bring suit to compel payment of claims not paid in full within forty-five (45) days after we receive notice of such claims.

MATERIAL FEATURES OF THE 1999 STOCK INCENTIVE PLAN

         iChargeit's Board of Directors adopted the 1999 Stock Incentive Plan (the "1999 Plan") subject to stockholder approval. The stockholders approved the adoption of the 1999 Plan at a special meeting of stockholders held on November 12, 1999. The 1999 Plan is funded initially with 4,000,000 shares of our common stock reserved for issuance.

         The purpose of the 1999 Plan is to attract, retain and motivate employees, directors, officers and consultants through the issuance of options or rights to purchase common stock of iChargeit and to encourage ownership of common stock by most employees, directors and certain consultants of iChargeit. The 1999 Plan will be administered by the Board of Directors, or a Compensation Committee of the Board of Directors if one is formed (the "Committee"). Subject to the provisions of the 1999 Plan, the Committee determines the persons to whom options or stock purchase rights will be granted, the number of shares to be covered by each option or stock purchase right and the terms and conditions upon which an option or stock purchase right may be granted. All employees, directors and consultants of iChargeit and its affiliates (as defined in the 1999 Plan, "Affiliates") are eligible to participate in the 1999 Plan, although iChargeit has discretion in identifying those people who actually receive grants.

         Options granted under the 1999 Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified stock options. Other than certain minimum requirements described below, the Committee has the discretion to fix the terms of options granted under the 1999 Plan. Incentive stock options may be granted under the 1999
Plan to employees of iChargeit and its Affiliates. Non-qualified stock options may be granted, in iChargeit's discretion, to consultants, directors and employees of iChargeit and its Affiliates.

         Incentive stock options granted under the 1999 Plan may not be granted with an exercise price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of incentive stock options granted to participants holding 10% or more of the voting stock of iChargeit). Stock options granted under the 1999 Plan expire not more than ten years from the date of grant, or not more than five years from the date of grant in the case of incentive stock options granted to a person holding more than 10% of the voting stock of iChargeit. The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which become exercisable in any calendar year under any incentive stock option plan of iChargeit by an employee may not exceed $100,000. An option granted under the 1999 Plan is not transferable by an optionholder except by (i) will or by the laws of descent and distribution or (ii) as determined by the Committee and set forth in the Option Agreement. An option is exercisable only by the optionholder or one who receives the option pursuant to a permitted transfer.

         An incentive stock option granted under the 1999 Plan may be exercised after the termination of the optionholder's employment with iChargeit (other than by reason of death, disability or termination for cause as defined in the 1999 Plan) to the extent exercisable on the date of such termination, for up to one month following such termination, provided that such incentive stock option has not expired on the date of such exercise. In granting any non-qualified stock option, the Committee may specify that such non-qualified stock option shall be subject to such termination or cancellation provisions as the Committee may specify. In the event of death or permanent and total disability while an optionholder is employed by iChargeit or within one month of termination of employment, incentive stock options and non-qualified stock options may be exercised, to the extent exercisable on the date of termination of employment (as calculated under the 1999 Plan), by the optionholder or the optionholder's survivors at any time prior to the earlier of the option's specified expiration date or one year from the date of the optionholder's termination of employment (all as more specifically provided in the 1999 Plan).

         Stock purchase rights may be granted under the 1999 Plan. Stock purchase rights entitle the participant to purchase shares of common stock at a specified price, which may be nominal but not less than the par value of the common stock, within ten days of the date of grant. The shares acquired upon purchase are restricted from transfers and are subject to a repurchase right held by iChargeit. The repurchase right lapses with respect to specified numbers or percentages of the shares over a period of time specified in the restricted stock purchase agreement that applies to the stock purchase right. The repurchase right entitles iChargeit to repurchase the shares at the same price paid for the shares by the participant in the event the individual's employment or services with iChargeit terminates before the lapsing of the repurchase right occurs, subject to the terms of the restricted stock purchase agreement, which may provide for accelerated lapsing of the repurchase right in the case of terminations due to death, disability or for terminations by iChargeit other than for cause. Stock purchase rights and shares subject to the repurchase right are not transferable by the participant except (i) by will or by the laws of descent and distribution or (ii) as determined by the Committee and set forth in the restricted stock purchase agreement. Stock purchase rights are exercisable only by the holder or one who receives the stock purchase rights pursuant to a permitted transfer.

         If the shares of common stock are subdivided or combined into a greater or smaller number of shares or if iChargeit issues any shares of common stock as a stock dividend on its outstanding common stock, the number of shares of common stock deliverable upon the exercise of an option or stock purchase right granted under the 1999 Plan shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend. If provided in a specific stock option agreement or restricted stock purchase agreement, in the event of

         (i) the acquisition (with certain exceptions) of more than 50% of the outstanding common stock or voting power by an individual, entity or group acting together,

         (ii) a merger or consolidation in which iChargeit is not the surviving entity (except for a transaction whose principal purpose is to change iChargeit's state of incorporation),

         (iii) a reverse merger in which iChargeit is the surviving entity but in which securities possessing more than fifty percent (50%) of the total voting power of iChargeit's outstanding securities are transferred to or acquired by a person or persons different from the persons holding those securities immediately prior to such merger,

         (iv) the sale, transfer or other disposition of all or substantially all of the assets of iChargeit, or

         (v) a complete liquidation or dissolution of iChargeit, each option or stock purchase right outstanding as of the date of such transaction may be:

                  (x) assumed or new rights substituted therefore by the successor corporation,

                  (y) terminated upon written notice to the participants stating that all options (with all options then outstanding being deemed to be exercisable for purposes of this section) or stock purchase rights must be exercised within a specified number of days (not less than 15), at the end of which period any options or stock purchase rights not exercised will terminate, or

                  (z) terminated in exchange for a cash payment equal to the excess of the value of the cash or property the holder of the option or the stock purchase right would have received pursuant to the change in control transaction over the exercise or purchase price (with all options then outstanding being deemed to be exercisable for purposes of this section), provided that the administrator of the 1999 Plan shall select which, if any, treatment to provide and under certain circumstances can determine to provide shares of common stock or other consideration with value equal to the cash or other consideration that otherwise would be received by a participant.

         If provided in the specific option agreement or restricted stock agreement, each option or the lapsing of the repurchase right on shares issued with respect to stock purchase rights that are assumed or replaced in connection with such a transaction shall automatically accelerate and such options shall become fully exercisable and vested or the repurchase right shall fully lapse on the earliest of (a) the original vesting or lapsing date, or (b) the date the transaction is determined to have occurred, or such other events as may be provided in the agreement. In the event of other reorganizations, recapitalizations, mergers or consolidations (not meeting the criteria described above), pursuant to which securities of iChargeit or of another corporation are issued with respect to the outstanding shares of common stock, a participant upon exercising an option or stock purchase right will be entitled to receive for the purchase price paid upon such exercise the securities he or she would have received if he or she had exercised such option or stock purchase right prior to such reorganization, recapitalization, merger or consolidation.

         The stockholders of iChargeit may amend the 1999 Plan. The 1999 Plan may also be amended by the Board of Directors or the Committee, provided that any amendment approved by the Board of Directors or the Committee which is of a scope that the Committee determines requires stockholder approval, shall be subject to obtaining such stockholder approval. The Committee may amend outstanding option agreements or restricted stock purchase agreements as long as the amendment is not materially adverse to the participant. Amendments that are materially adverse to the participant can be effected only with the consent of the participant.

         The Committee has not made any awards under the 1999 Plan. The maximum number of options or stock purchase rights that can be granted to an individual in any fiscal year of iChargeit is options or stock purchase rights, or a combination thereof, to purchase 500,000 shares, as such number may be adjusted in accordance with the 1999 Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to iChargeit regarding the ownership of iChargeit's common stock as of June 30, 2000 by (i) each stockholder known to iChargeit to be a beneficial owner of more than five percent (5%) of iChargeit's common stock, (ii) each director, (iii) the executive officers (as such term is defined under the caption "Executive Compensation") and (iv) all current directors and officers of iChargeit as a group.

         Beneficial ownership has been determined in accordance with rules of the Securities and Exchange Commission, and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The number of shares of common stock beneficially owned includes any shares issuable pursuant to stock options that may be exercised within 60 days after June 30, 2000. Shares issuable pursuant to such options are deemed outstanding for computing the percentage of the person holding such options but are not deemed to be outstanding for computing the percentage of any other person.

                    NAME AND ADDRESS                            NUMBER OF SHARES                 PERCENT OF
                  OF BENEFICIAL OWNER                          BENEFICIALLY OWNED           OUTSTANDING SHARES(1)
------------------------------------------------               ------------------           ---------------------
Saeid "Andrew" Akavan(2)                                             2,449,301                     21.04%
     2184 West 190th Street
     Torrance, California  90504

Jesse Cohen(3)                                                       2,397,500                     20.20%
     2184 West 190th Street
     Torrance, California  90504

Future Holdings Corp./Michael Nichols(4)                             1,185,000                     10.33%
     133 Rolling Hills Road
     Clifton, New Jersey  07103

James F. Carroll(5)                                                    531,667                      4.50%
     2184 West 190th Street
     Torrance, California  90504

All directors and officers as a group (3 persons)(6)                 5,378,468                     42.27%
Total Principal Stockholders (7)                                     6,563,468                     50.95%

----------------------------

(1) Applicable percentages are based on 11,306,260 shares, which represents all the issued and outstanding shares on June 30, 2000.

(2) Includes 337,500 shares subject to options exercisable within 60 days of June 30, 2000.

(3) Includes 562,500 shares subject to options exercisable within 60 days of June 30, 2000.

(4) 1,160,000 of the shares listed are held in the name of Future Holdings Corp. To our knowledge, Michael Nichols, President of Future Holdings Corp., exercises control over Future Holdings Corp. The total number of shares listed includes 25,000 shares held by Janice Nichols, wife of the Future Holdings Corp. President, Michael Nichols. Includes 160,000 options exercisable within 60 days of June 30, 2000.

(5) Includes 516,667 shares subject to options exercisable within 60 days of June 30, 2000. Includes 15,000 shares of iChargeit restricted common stock held by Patricia Carroll, wife of Jim Carroll.

(6) Includes 1,416,667 shares subject to options exercisable within 60 days of June 30, 2000.

(7) Includes 1,576,667 shares subject to options exercisable within 60 days of June 30, 2000.

CHANGES IN CONTROL.

         We are unaware of any contract or other arrangement, the operation of which may result in a change in control of iChargeit.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February 1999, iChargeit and Susannah Altman of Enchanted Bookery entered into an agreement pursuant to which Enchanted Bookery became the exclusive book related gift basket supplier for baskets sold on iChargeit's web site. iChargeit pays Enchanted Bookery for the preparation and delivery of each basket ordered from the web site. Susannah Altman is the sister of iChargeit Chief Executive Officer Jesse Cohen. iChargeit has not sold any Enchanted Bookery baskets or received any revenue, and has not paid any compensation to Susannah Altman or Enchanted Bookery other than a grant of 50,000 shares of restricted stock that were subsequently rescinded and not replaced. The agreement expires in April 2000. iChargeit believes that the terms of the agreement were no less favorable than it could have received from an unaffiliated third party.

         In February 1999, iChargeit and EC Net Manufacturing L.L.C., or EC Net entered into an agreement pursuant to which EC Net agreed to provide warehousing and staffing through its associates for the purpose of storing and shipping products for iChargeit customers. Pursuant to the agreement, EC Net received 20,000 shares of iChargeit common stock. Randall Waldman is President of EC Net, and is the Chief Operating Officer and a Director of iChargeit. iChargeit has not used the services of EC Net to date and, as a result of the acquisition of Bay Micro and Bay Micro's fulfillment capabilities, does not anticipate using the services of EC Net prior to the expiration of the agreement in April 2000. iChargeit believes that the terms of the agreement were no less favorable than it could have received from an unaffiliated third party.

         In March 1999, iChargeit issued 25,000 shares of its common stock to Randall Waldman in exchange for consulting services regarding initial incorporation, financing matters and mergers. Mr. Waldman did not have any relationship with iChargeit at the time other than on a consulting basis.
Mr. Waldman subsequently became the Chief Operating Officer and a Director of iChargeit; however Mr. Waldman is no longer employed with iChargeit.

         In March 1999, Patricia Carroll received 15,000 shares of restricted common stock in consideration for providing legal consultation on an as needed basis to iChargeit. Patricia Carroll is the wife of iChargeit's Chief Financial Officer, James Carroll.

         In March 1999, iChargeit entered into a contract with Future Holdings, Corp. for services commencing on January 6, 1999 in connection with the coordination and preparation of Para-Link's merger with iChargeit. Future Holdings, Corp. received grants to purchase 210,000 shares of restricted common stock at $.001 per share as consideration for its services. In November 1999, 160,000 shares of Future Holding's restricted stock were cancelled and 160,000 options with an exercise price at the fair market value on the date of the grant of $1.00 per share were issued. Future Holdings, Corp. is the holder of approximately 10.33% of iChargeit's shares of outstanding common stock. See "Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS IN MANAGEMENT." Mike Nichols is the President of Future Holdings, Corp and at the time of the agreement in March 1999, was serving as a consultant to iChargeit. Janice Nichols, the wife of Mike Nichols, received an additional 25,000 shares of iChargeit common stock pursuant to a consulting agreement entered into in March 1999, for clerical services provided pursuant to the iChargeit/Para-Link merger.

         In August 1999, Lewis Cohen & Company received 140,000 stock options with an exercise price at the fair market value on November 12, 1999, the effective date of the grant of $1.00 for assisting in the design of the iChargeit logo and assisting in the design and maintenance of other iChargeit web sites. Additionally, iChargeit pays Lewis Cohen & Company $1400 per month for site maintenance. Lewis Cohen is the father of iChargeit's Chief Executive Officer Jesse Cohen.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         The following documents are filed as part of this Form 10-KSB:

         (a) Exhibits:

         See Index to Exhibits on Page F-18 of this Annual Report on Form 10-KSB

         (b) Reports on Form 8-K:

         The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report, and none were required.

                                    PART F/S

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

                                 ICHARGEIT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

CONTENTS                                                                                                     PAGE
ICHARGEIT, INC.
         Independent auditors' report........................................................................F-2

         Consolidated balance sheet as of June 30, 2000......................................................F-3

         Consolidated statement of operations for the period January 6, 1999
         (inception) through June 30, 1999 and for the year ended June 30, 2000..............................F-4

         Statement of changes in stockholders' equity for the period January 6, 1999
         (inception) through June 30, 1999 and for the year ended June 30, 2000..............................F-5

         Consolidated statement of cash flows for the period January 6, 1999
         (inception) through June 30, 1999 and for the year ended June 30, 2000..............................F-6

         Notes to financial statements.......................................................................F-7


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders iChargeit, Inc.
Huntington Beach, California


We have audited the accompanying consolidated balance sheet of iChargeit, Inc. and subsidiary as of June 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2000 and for the period from January 6, 1999 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of iChargeit, Inc. and subsidiary as of June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2000 and for the period from January 6, 1999 (inception) through June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced operating losses, sustained cash outflows, has a negative working capital position and anticipates that such conditions will continue in fiscal year 2001. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
September 15, 2000

CONSOLIDATED BALANCE SHEET
JUNE 30, 2000

ASSETS

Current assets:
   Cash                                                                                       $       118,000
   Securities - available for sale at market value (cost of $34,000)                                   16,000
   Accounts receivable, net of allowance for doubtful accounts and returns of $47,000                 179,000
   Due from factor                                                                                      8,000
   Inventory                                                                                          268,000
   Prepaid expenses and other current assets                                                           11,000
                                                                                              ---------------

      Total current assets                                                                            600,000

         Equipment, net                                                                                92,000
         Restricted cash                                                                               46,000
         Internet domain name and web-site, net                                                       110,000
         Goodwill, net                                                                              2,237,000
         Other assets                                                                                  15,000
                                                                                              ---------------
                                                                                              $     3,100,000
                                                                                              ===============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                                      $       777,000
   Current portion of loan payable                                                                      3,000
   Loans and advances including accrued interest of $4,000                                             70,000
                                                                                              ---------------

      Total current liabilities                                                                       850,000

Loans payable to officer and stockholders                                                             233,000
Loan payable, less current portion                                                                     10,000
                                                                                              ---------------

                                                                                                    1,093,000
Commitments and contingency (Notes L and M)

STOCKHOLDERS' EQUITY
   Capital stock - $.001 par value:
   Preferred - 5,000,000 shares authorized; none issued
   Common - 50,000,000 shares authorized; 11,306,260 shares issued and outstanding                     11,000
Additional paid-in capital                                                                         13,063,000
Accumulated deficit                                                                               (11,047,000)
Accumulated other comprehensive loss - unrealized loss on marketable securities                       (18,000)
Subscription receivable                                                                                (2,000)
                                                                                              ---------------
                                                                                                    2,007,000
                                                                                              ---------------
                                                                                              $     3,100,000
                                                                                              ===============


                     See notes to financial statements.

         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                PERIOD JANUARY 6,
                                                                                1999 (INCEPTION)
                                                                YEAR ENDED           THROUGH
                                                               JUNE 30, 2000      JUNE 30, 1999
                                                               -------------    -----------------
Revenue:
   Net sales                                                      $6,172,000
   Service and other revenue                                          27,000             $31,000
                                                                ------------        ------------
      Total revenue                                                6,199,000              31,000
                                                                ------------        ------------
Costs and expenses:
   Cost of sales                                                   5,503,000
   Internet charges and cost of service and other revenue             42,000              91,000
   General and administrative                                      5,091,000           6,554,000
                                                                ------------        ------------
      Total costs and expenses                                    10,636,000           6,645,000
                                                                ------------        ------------
Loss before interest income                                       (4,437,000)         (6,614,000)
         Interest income                                               4,000
                                                                ------------
         NET LOSS                                                $(4,433,000)        $(6,614,000)
                                                                ============        ============
         NET LOSS PER SHARE:
           Basic and diluted                                           $(.43)             $(1.10)
                                                                ============        ============
         WEIGHTED AVERAGE SHARES OUTSTANDING:
           Basic and diluted                                      10,361,609           6,038,897
                                                                ============        ============


                     See notes to financial statements.

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                                      ACCUMULATED
                                              COMMON STOCK         ADDITIONAL                                            OTHER
                                          ---------------------     PAID-IN        ACCUMULATED        UNEARNED       COMPREHENSIVE
                                          SHARES      AMOUNT        CAPITAL          DEFICIT        COMPENSATION     INCOME (LOSS)
                                          ----------  ---------   -------------    -----------     --------------    --------------
Shares issued to founders on
   January 6, 1999                         4,000,000  $   4,000
Issuance of common stock for
   services from January 26, 1999
   to June 25, 1999                        2,286,000      2,000  $  11,153,000                     $(4,808,000)
Recapitalization resulting from the
   acquisition of Para-Link on
   March 10, 1999                          1,343,655      2,000         (5,000)
Issuance of common stock on
   May 15, 1999                              301,750                   603,000
Common stock received through
   escrow on June 17, 1999                                           1,340,000
Net loss                                                                         $    (6,614,000)
Other comprehensive loss:
   Unrealized gain on securities                                                                                        $32,000

   Comprehensive loss
                                       -------------  ---------  -------------   ---------------  ---------------   -------------

BALANCE - JUNE 30, 1999                    7,931,405      8,000     13,091,000        (6,614,000)      (4,808,000)         32,000
Sale of treasury stock                                              (1,187,000)
Shares issued for acquisition
   of Bay Micro                            4,000,000      4,000      2,396,000
Collection of subscription receivable
Sale of units consisting of common
   stock and warrants (net of
   expenses of $132,000)                   1,153,855      1,000        617,000
Amortization of compensation
   charges, net                           (1,785,000)    (2,000)    (1,883,000)                         4,808,000
Issuance of shares in connection
   with merger transaction                     6,000                     6,000
Value of options issued to
   consultants                                                          23,000
Net loss                                                                              (4,433,000)
Other comprehensive loss:
   Unrealized loss on securities                                                                                          (50,000)

   Comprehensive loss
                                       -------------  ---------  -------------   ---------------  ---------------   -------------
BALANCE - JUNE 30, 2000                 11,306,260    $  11,000  $  13,063,000   $   (11,047,000)  $            0   $(18,000)
                                       ===========    =========  =============   ===============   ==============   ========



                                                                TREASURY STOCK
                                         SUBSCRIPTION     --------------------------                       COMPREHENSIVE
                                          RECEIVABLE       SHARES           AMOUNT          TOTAL              LOSS
                                         ---------------  ----------       ---------    -------------      ------------------
Shares issued to founders on
   January 6, 1999                        $(2,000)                                      $       2,000
Issuance of common stock for
   services from January 26, 1999
   to June 25, 1999                                                                         6,347,000
Recapitalization resulting from the
   acquisition of Para-Link on
   March 10, 1999                                                                              (3,000)
Issuance of common stock on
   May 15, 1999                              (25,000)                                         578,000
Common stock received through
   escrow on June 17, 1999                                   157,686    $  (1,340,000)              0
Net loss                                                                                   (6,614,000)     $ (6,614,000)
Other comprehensive loss:
   Unrealized gain on securities                                                               32,000              32,000
                                                                                                         ----------------
   Comprehensive loss                                                                                      $ (6,582,000)
                                         -----------     -----------    -------------   -------------      ============

BALANCE - JUNE 30, 1999                      (27,000)        157,686       (1,340,000)        342,000
Sale of treasury stock                                      (157,686)       1,340,000         153,000
Shares issued for acquisition
   of Bay Micro                                                                             2,400,000
Collection of subscription receivable         25,000                                           25,000
Sale of units consisting of common
   stock and warrants (net of
   expenses of $132,000)                                                                      618,000
Amortization of compensation
   charges, net                                                                             2,923,000
Issuance of shares in connection
   with merger transaction                                                                      6,000
Value of options issued to
   consultants                                                                                 23,000
Net loss                                                                                   (4,433,000)     $ (4,433,000)
Other comprehensive loss:
   Unrealized loss on securities                                                              (50,000)            (50,000)
                                                                                                         ----------------
   Comprehensive loss                                                                                      $ (4,483,000)
                                         -----------     -----------    -------------   -------------      ============

BALANCE - JUNE 30, 2000                   $(2,000)                 0    $           0   $   2,007,000
                                          =======        ===========    =============   =============

                     See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           PERIOD JANUARY 6,
                                                                                                            1999 (INCEPTION)
                                                                                         YEAR ENDED              THROUGH
                                                                                        JUNE 30, 2000         JUNE 30, 1999
                                                                                       --------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $ (4,433,000)          $(6,614,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                         259,000
        Compensation paid with stock to consultants and employees                           2,952,000             6,347,000
        Receipt of marketable securities in payment of fees                                   (19,000)              (15,000)
        Changes in:
           Accounts receivable and due from factor                                             59,000
           Inventory                                                                          (15,000)              (11,000)
           Other assets                                                                        22,000               (42,000)
           Accounts payable and accrued expenses                                              203,000               104,000
                                                                                     ----------------    ------------------
              Net cash used in operating activities                                          (972,000)             (231,000)
                                                                                     ----------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                                   (41,000)
   Cash obtained in acquisition, net of expenses of $30,000                                    33,000
   Advances to Bay Micro prior to acquisition                                                 (80,000)
                                                                                     ----------------
              Net cash used in investing activities                                           (88,000)
                                                                                     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Collection of common stock subscription receivable                                          25,000
   Repayment of loan                                                                           (3,000)
   Repayment of loans to officer and stockholders                                             (31,000)
   Proceeds from loans and advances                                                            66,000
   Net proceeds from sales of common stock and warrants                                       771,000               581,000
                                                                                     ----------------    ------------------
              Net cash provided by financing activities                                       828,000               581,000
                                                                                     ----------------    ------------------
NET (DECREASE) INCREASE IN CASH                                                              (232,000)              350,000
Cash at beginning of period                                                                   350,000
                                                                                     ----------------    ------------------
CASH AT END OF PERIOD                                                                  $ 118,000              $350,000
                                                                                       =========              ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   On October 5, 1999, the Company acquired 100% of Bay Micro
      Computers, Inc. for 4,000,000 shares of common stock (see Note B).

                     See notes to financial statements.

NOTE A - THE COMPANY


Para-Link, Inc. ("Para-Link" or the "Company"), an inactive company was incorporated in the State of Texas on January 22, 1997.

On March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc. ("iChargeit"). iChargeit, which was incorporated on January 6, 1999 in the State of Nevada to launch an internet-based shopping mall to market goods and services to Internet users, as well as, allowing customers to play online video and racing games at a virtual arcade. The launching of iChargeit's website was March 1, 1999. The acquisition was consummated through an exchange of shares that resulted in the stockholders of the iChargeit receiving control of Para-Link. The transaction has been treated as a recapitalization. In connection therewith, the Company's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Para-Link in the transaction, while iChargeit's historical accumulated deficit was carried forward. The statement of operations reflects the activities of iChargeit from the commencement of its operations on January 6, 1999. On March 17, 1999, the Company changed its name to iChargeit. On November 5, 1999 the Company was reincorporated in Delaware.

The Company was in the development stage prior to the period ended September 30, 1999. As a result of the acquisition of in the quarter ended December 31, 1999 of Bay Micro Computers, Inc. a California corporation ("Bay Micro"), iChargeit is no longer in the development stage (see Note B). Bay Micro is a wholesaler and assembler of computers and related hardware components.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred operating losses, sustained cash outflows, has a negative working capital position and management expects that such losses and negative operating cash flows will continue in fiscal year 2001. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations. The Company plans to raise additional financing and to increase sales volume. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Bay Micro. All material intercompany transactions and account balances have been eliminated on consolidation.

NOTE B - ACQUISITION

Effective on October 5, 1999, the Company acquired 100% of the common stock of Bay Micro in exchange for 4,000,000 shares of common stock at an aggregate fair value of $2,400,000. The transaction has been accounted for as a purchase in accordance with accounting standards. The accompanying consolidated financial statements include the operations of Bay Micro from October 5, 1999.

The cost of the assets and liabilities assumed were allocated as follows:

         Cash                                                   $      63,000
         Accounts receivable                                          246,000
         Inventory                                                    242,000
         Internet domain name and web-site                            169,000
         Other assets                                                  54,000
         Equipment                                                     73,000
         Accounts payable and accrued expenses                       (471,000)
         Loans payable                                               (361,000)
         Goodwill                                                   2,415,000
                                                                -------------
         Cost of acquisition (including expenses of $30,000)    $   2,430,000
                                                                =============

The related goodwill is being amortized over its estimated useful life of ten years. At June 30, 2000, the accumulated amortization was approximately $178,000.

The Company has obtained an independent appraisal from a Valuation Specialist regarding the value of the shares issued in connection with the acquisition. Such appraisal results in a change in the amount tentatively ascribed by management for the transaction. This change in the estimated fair value of the shares issued reduced goodwill from $5,465,000 previously presented to $2,415,000.

If the acquisition had occurred on July 1, 1999, revenue, loss and loss per share (basic and diluted) would be $8,128,000, $(4,435,000) and $(.39), respectively, for the year ended June 30, 2000 (unaudited).

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

[2]    INVENTORIES:

       Inventory consists primarily of goods the Company has purchased for resale or assembly. Inventory is stated at the lower of average cost or market.

[3]    VALUATION OF SECURITIES:

       Marketable securities are classified as available-for-sale and are recorded at their market value. Unrealized gains and losses are recorded as other comprehensive income.

[4]    REVENUE RECOGNITION:

       Revenue is recognized when merchandise is shipped to a customer. Provision is made for an estimate of product returns. Management believes that a reasonable estimate for returns can be made considering the 30 day return period, historical experience and volume of sales transactions. Currently, such estimate approximates 2% of prior 30 day sales. Such estimate of sales returns approximates actual. In addition, the Company earns fees for services provided in building virtual stores on its web-site for vendors to sell products. Such revenue is recognized when the services are completed or services are performed. The Company may earn such fees in the form of securities. These securities are valued at market on the date they are earned.

       Revenue includes shipping and handling fees charged to customers' purchases ($173,000 for the year ended June 30, 2000). Shipping and handling costs are included in cost of sales.

[5]    FINANCIAL INSTRUMENTS:

       The carrying amounts for the Company's cash, accounts receivable, due from factor, accounts payable, and accrued expenses approximate fair value. The fair value of the non-interest bearing loans and advances and loans payable - officer and stockholders are not reasonably determinable because of the nature of those obligations.

[6]    PER SHARE DATA:

       Basic and diluted loss per share is based on the weighted average number of outstanding shares of common stock and excludes the effect of stock options and warrants (see Notes H[4] and J). In computing the weighted average number of shares outstanding, the 4,000,000 shares of Para-Link issued in connection with the transaction were treated as if they were outstanding for the entire period.

[7]    STOCK-BASED COMPENSATION:

       The Company has elected to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock option incentive plan. As such, compensation expense would be recorded on the date of grant if the exercise price of the option was below the current market price of the underlying stock.

[8]    CONCENTRATION OF CREDIT RISK:

       Financial instruments which potentially subject the Company to concentration of credit risk consist of cash, and securities. The Company primarily holds its cash in one bank insured by the Federal Deposit Insurance Corporation.

[9]    INCOME TAXES:

       The Company accounts for income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized.

[10]   EQUIPMENT:

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lives of the asset, generally five to seven years.

[11]   INTERNET DOMAIN NAME AND WEB-SITE:

       Internet domain name and web-site are being amortized over their useful lives of approximately three years. At June 30, 2000, accumulated amortization was approximately $59,000.

NOTE D - RESTRICTED CASH

Restricted cash represents an operating reserve held by a bank in an escrow account in order to process credit card transactions for the Company.

NOTE E - EQUIPMENT

Equipment consists of the following:

        Computer and office equipment             $    90,000
        Vehicles                                       20,000
        Furniture and fixtures                          6,000
                                                  -----------
                                                      116,000
        Less accumulated depreciation                  24,000
                                                  -----------
                                                  $    92,000
                                                  ===========

NOTE F - DUE FROM FACTOR

The Company sells and assigns its receivables from certain customers to one factor, with recourse. Pursuant to the agreement, upon purchase of an accepted account (the "account") from the Company, the factor makes an advance in the amount of 80% of the face amount of the account. The factor charges a commission of 2.5% of the face amount of the account and a fee of .8% of the account for each ten days not collected after 30 days from date of advance. At June 30, 2000 the difference between the advance and the account is approximately $8,000. At June 30, 2000 invoices approximating $44,000 were sold as accounts.

NOTE G - SEGMENT INFORMATION

The Company has two reportable segments. The Company operates an Internet based shopping web-site and Bay Micro is a wholesaler and assembler of computers and related hardware components. Information with respect to reportable segments at June 30, 2000 is as follows:


                                                   INTERNET             BAY
                                                  OPERATIONS           MICRO             TOTAL
                                                ---------------  ----------------   ---------------
        Revenues from external customers        $     1,975,000  $      4,197,000   $     6,172,000
        Service and other revenue                        27,000                              27,000
        Depreciation and amortization                    47,000           212,000           259,000
        Significant noncash items -
           equity compensatory charges                2,952,000                           2,952,000
        Segment loss                                 (3,420,000)       (1,013,000)       (4,433,000)
        Segment assets                                  284,000         2,816,000         3,100,000
        Expenditures for long-lived assets                                 41,000            41,000

------------------------------------------------------------------------------
During the period January 6, 1999 through June 30, 1999, the Company operated in only one segment, Internet Operations.

NOTE H - STOCKHOLDERS' EQUITY

[1]    STOCK SPLIT:

       On January 5, 1999 the Board of Directors authorized a one for five reverse common stock split effective February 7, 1999 for all stockholders on record as of the close of business on February 1, 1999. All the share and per share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

[2]    COMMON STOCK:

       During the period ended June 30, 1999 the Company issued 1,471,000 shares of common stock to certain stockholders and consultants for services to the Company, which were valued at approximately $4,880,000.

       In addition, the Company also issued 815,000 shares of common stock to certain officers of the corporation in connection with their employment agreements (see Note L[2]). These shares were valued at approximately $6,274,000.

       On May 15, 1999, the Company commenced a private offering of its common stock at $2.00 per share. The Company issued a total of 301,750 shares of common stock, which yielded net proceeds of approximately $603,000.

       In November, 1999, certain officers and consultants of the Company exchanged 1,785,000 shares of the Company's common stock for 1,470,000 options to acquire the Company's common stock at an exercise price of $1.00.

       In November and December 1999 the Company raised an aggregate of $750,000, of which it received $618,000 after fees and expenses. The Company sold 230,771 units, each unit consisting of five shares of common stock and one warrant to purchase one additional share of common stock at an exercise price of $2.25 per share expiring September 1, 2002.

       In November 1999, 6,000 shares of common stock were granted to a stockholder in connection with the merger transaction in March 1999. These shares were valued at their market value of $6,000.

[3]    TREASURY STOCK:

       On June 17, 1999, a principal stockholder agreed to put in escrow for the benefit of the Company 157,686 shares of the Company's common stock. The Company recorded the 157,686 shares of common stock as treasury stock at its fair market value on the day it was placed in escrow. From July through October of 1999, the Company received approximately $153,000 from the sale of the shares held in escrow which was treated as a capital transaction.

[4]    WARRANTS:

       At June 30, 2000 outstanding warrants to acquire shares of the Company's common stock are as follows:


                NUMBER OF       EXERCISE         EXPIRATION
                 WARRANTS         PRICE             DATE
                ---------       --------    ---------------
                   16,000         $5.00     August, 2000
                  122,525          2.50     August, 2000
                  230,771          2.25     September, 2002

------------------------------------------------------------------------------
       As of June 30, 2000, 369,296 warrants are outstanding with a weighted average exercise price of $2.45 and a weighted average contractual life of 17.62 months.

NOTE I - INCOME TAXES

At June 30, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $1,523,000which expires through 2020.

At June 30, 2000, the Company has a deferred tax asset of approximately $593,000. The Company has not recorded a benefit from its net operating loss carryforward, because realization of the benefit is uncertain and, therefore, a valuation allowance of $593,000 has been provided for the deferred tax asset. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of $502,000 and $91,000 for the year ended June 30, 2000 and the period ended June 30, 1999, respectively. In addition, during the periods ended June 30, 2000 and 1999, the Company had approximately $2,929,000 and $6,347,000 respectively, in expenses for equity compensation which was not deductible for tax purposes.

The Company is subject to an annual limitation on the utilization of its net operating loss carryforwards under Section 382 of the Internal Revenue Code due to ownership changes.

NOTE J - STOCK OPTION PLAN

On August 17, 1999, the Company adopted a stock option plan (the "Plan") for granting options to purchase up to 4,000,000 shares of common stock, pursuant to which employees, consultants, officers and directors are eligible to receive incentive and/or nonqualified stock options. Options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owning more than 10 percent of the outstanding capital stock may not be less than 110 percent of the fair value of the common stock at the date of grant. Options issued under the Plan vest as determined by the plan administrator.

Information with respect to the Plan activities for the year ended June 30, 2000 is summarized as follows:


                                                                   WEIGHTED
                                                                   AVERAGE
                                                                   EXERCISE
                                                  SHARES            PRICE
                                              ------------         ---------
      Granted                                    2,850,000          $    .98
      Share exchange                             1,470,000              1.00
      Cancelled/forfeited                         (552,500)             1.00
                                              ------------
      Outstanding - June 30, 2000                3,767,500               .98
                                              ============
      Exercisable - June 30, 2000                2,825,000              1.00
                                              ============

------------------------------------------------------------------------------
The following summarizes information about the Company's stock options outstanding at June 30, 2000:


                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                             -------------------------------    -------------------------------
                                                 WEIGHTED                           WEIGHTED
                                                 AVERAGE                            AVERAGE
                                                REMAINING                          REMAINING
                                               CONTRACTUAL                        CONTRACTUAL
         EXERCISE PRICE         NUMBER       LIFE (IN YEARS)       NUMBER       LIFE (IN YEARS)
      ------------------     ------------    ---------------    ------------    ---------------
      $    1.00                 3,667,500        7.9               2,795,000        8.0
      $     .30                   100,000        9.9                  30,000        9.8
                             ------------                       ------------
                                3,767,500                          2,825,000
                             ------------                       ============

------------------------------------------------------------------------------

As of June 30, 2000, options for 232,500 shares were available for future grant under the Plan.

In April 2000, the Company granted options to purchase 60,000 shares of common stock at $1.00 per share to certain consultants. The Company valued 30,000 of the options using the Black-Scholes option pricing model and the vested options were valued at $24,000, and charged to operations. The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.15% - 6.42%, expected life of 10 years and expected volatility of 2.06%. The remaining 30,000 options will be charged to operations at their fair value when vested.

The Company applies APB 25 in accounting for the employee stock options awards, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the grant date.

Pro forma information regarding net loss and loss per share is required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation No. 123" ("SFAS No. 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during the year ended June 30, 2000 is estimated to be $.96. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended June 30, 2000: risk free interest rates of 5.75% - 6.13%; dividend yield of 0%; volatility of 2.06% and expected life for options granted of 5 - 10 years.

Had management elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, net loss and loss per share (basic and diluted) for the year ended June 30, 2000 would have been approximately $(5,628,000) and $(.54) per share, respectively.

NOTE K - RELATED TRANSACTIONS

On March 11, 1999 the Company entered into a consulting agreement with an entity controlled by a relative of an officer/stockholder to perform consulting services. This agreement provides for the issuance of 140,000 shares (fair value
- $455,000) of the Company's common stock (see Note H[2]) and monthly payments of $1,400 for site maintenance.

In addition, on March 11, 1999, 15,000 shares (fair value - $49,000) were issued to the wife of the chief financial officer for legal services (see Note H[2]).

On February 19, 1999, the Company entered into an agreement with an entity controlled by the chief operations officer of the Company. Pursuant to this agreement the Company is to receive warehousing and fulfillment services for its customers. In exchange for these services, the Company issued 20,000 shares of common stock which were valued at $70,000 (see Note H[2]). During the year ended June 30, 2000 this agreement was terminated as these services are being provided by Bay Micro.

NOTE L - COMMITMENTS

[1]    LEASES:

       The Company lease agreements for its office and storage facilities through November 2002. Future minimum rental commitments are as follows:

               YEAR ENDING
                JUNE 30,
               -----------
                 2001                                           $     85,000
                 2002                                                 89,000
                                                                ------------
                                                                $    174,000
                                                                ============

----------------------------------------------------------------------------
       Rental expense for the year ended June 30, 2000 and the period ended June 30, 1999 was $75,000 and $3,000, respectively.

[2]    EMPLOYMENT AGREEMENTS:

       On March 11, 1999, the Company entered into a two year employment agreement with its chief executive officer. The agreement provides for a base salary of $70,000 per annum and bonuses. It also provides for the granting of 315,000 shares of common stock and options to acquire 900,000 shares of common stock at an exercise price of $1.00, (which is the fair market value at November 12, 1999 (the date of grant)) vesting over two years (see Note J).

       On June 1, 1999, the Company entered into a two year employment agreement with its chief operations officer ("COO"). The agreement provides for a base salary of $50,000 and a signing bonus of $11,700. The agreement also provides for a bonus and a granting of 250,000 shares of common stock and of options to acquire 640,000 shares of common stock at an exercise price of $1.00 (which is the fair market value at November 12, 1999 (the date of grant)) vesting over two years (see Note J). On December 1, 1999 the employment agreement was reduced to a one year term and compensation was changed to a 1.2% commission on revenues which occur due to strategic alliances generated by the COO.

       On May 1, 1999, the Company entered into a six month employment agreement with its chief financial officer. The agreement provides for a base salary of $25,000 for the six months and provides for the granting of 250,000 shares of common stock and options to acquire 100,000 shares of common stock at an exercise price of $1.00 (which is the fair market value at November 12, 1999 (the grant date)) vesting over six months (see Note J). The terms have been extended pursuant to an oral agreement for two six-month periods.

[3]    INTERNET OPERATIONS:

       Many of the Company's operations are dependent on third party providers for website design, content, maintenance, goods and services. The Company has entered into various agreements with those third party providers.

NOTE M - CONTINGENCY

On August 31, 2000, an action was filed in the Los Angeles Superior Court against the Company and certain employees of its wholly-owned subsidiary, alleging unfair competition and related causes of action. The plaintiff claims that the Company and certain employees wrongfully acquired and used allegedly confidential or trade secret business information of the plaintiff. The claim does not specify the amount of its claim or damages, however, it asserts lost sales of at least $2,000,000. In addition, the plaintiff is also seeking punitive damage. The matter is in the early stages and management believes that the claims are without merit and intends to vigorously defend the matter.

NOTE N - LOANS PAYABLE - OFFICER AND STOCKHOLDERS

Loans payable to officer and stockholder are noninterest bearing and have no fixed date of repayment. The officer and stockholder have agreed not to demand repayment until July 1, 2001.

NOTE O - LOAN PAYABLE

Loan payable consists of an auto loan payable to a financial institution in monthly installments of $350, including interest at a rate of 8.02% through March 6, 2004 collateralized by the vehicle.

The balance at June 30, 2000 is due as follows:


               YEAR ENDING
                JUNE 30,
               -----------
                 2001                                           $     3,000
                 2002                                                 3,000
                 2003                                                 4,000
                 2004                                                 3,000
                                                                -----------
                                                                $    13,000

------------------------------------------------------------------------------
At June 30, 2000, the net book value of the vehicle was approximately $15,000.

NOTE P - LOANS AND ADVANCES

At June 30, 2000 the Company had loans and advances of $46,000 with no fixed date of repayment and noninterest bearing, and $20,000 bearing interest at 40% per annum payable November 2000.

                              INDEX TO EXHIBITS*

Exhibit No.       Description
--------------    ------------------------------------------------------------
         2.1+     Certificate of Incorporation of Registrant as filed on
                  November 5, 1999.

         2.2+     ByLaws of Registrant, Inc., as adopted November 6, 1999.

         3.1+ Consent of Jesse Cohen dated November 1, 1999, relating to recission of grant of restricted stock.

         3.2+ Consent of Randall Waldman dated November 1, 1999, relating to recission of grant of restricted stock.

         3.3+ Consent of James Carroll, dated November 3, 1999, relating to recission of grant of restricted stock.

         3.4+ Consent of Dean Dumont, dated November 3, 1999, relating to recission of grant of restricted stock.

         3.5+ Consent of Mac-Group dated November 4, 1999, relating to recission of grant of restricted stock.

         3.6+ Consent of Future Holdings, Inc., dated November 3, 1999, relating to recission of grant of restricted stock. 3.7+
                  Consent of Twitchell Corp., dated November 4, 1999, relating to recission of grant of restricted stock.

         6.1+     Agent Agreement, dated January 25, 1999, by and between
                  Preferred Voice, Inc. and Registrant.

         6.2+     Agreement dated January 26, 1999 by and between Netgateway and
                  Registrant.

         6.3+ Bookinabasket Agreement, dated February 7, 1999, by and between Susannah Altman and Registrant.

         6.4+ Software License Agreement, dated February 11, 1999, by and among Winners Internet Network, Inc., CyberLink Monetary
                  System, EST and Registrant.

         6.5+     Amendment to Software Licensing Agreement dated February 11,
                  1999 by and between Winners Internet Network, Inc.

         6.6+ Investor Relations Agreement, dated February 16, 1999, by and between DeMonte Associates and Registrant.

         6.7+     Agreement dated February 19, 1999, by and between EC Net
                  Manufacturing L.L.C. and Registrant.

         6.8+     Sales Agreement dated March 10, 1999, by and between Domain
                  Giant, Inc. and Registrant.

         6.9+     Sales Agency Agreement, dated March 11, 1999, by and between
                  Massimo de Milano and Registrant.




         6.10+    Term Sheet, dated March 31, 1999, by and between Info Touch
                  Technologies Corp. and Registrant.

         6.11+ Attorney/Client Retainer Agreement dated April 2, 1999 by and between Madigan & Boyer and Registrant.

         6.12+ Leasing Services Agreement, dated April 5, 1999, by and between Leasing Group, Inc. and Registrant.

         6.13+    Development Agreement, dated April 7, 1999, by and between
                  First Institutional Marketing, Inc. and Registrant.

         6.14+    Game Site Production Licensing Term Sheet, dated April 27,
                  1999, by and between Total Entertainment Network and Registrant.

         6.15+    Fee Agreement dated April 28, 1999 by and between Stradling
                  Yocca Carlson & Rauth and Registrant.

         6.16+    Sales Agency Agreement dated May 1, 1999, by and between
                  Future Care Fabrics, Inc. and Registrant.

         6.17+    Wholesale Service Agreement dated May 8, 1999 by and between
                  Starnet, Inc. and Registrant.

         6.18+ Distributor Agreement dated May 15, 1999 by and between UPI and Registrant.

         6.19+ Commercial Server License Agreement, dated May 15, 1999, by and between Communities.Com and Registrant.

         6.20+    Sales Agency Agreement, dated May 26, 1999, by and between
                  Shopping Planet and Registrant

         6.21+ Internet Web Site Agreement, dated May 28, 1999, by and between 24/7 Media Inc. and Registrant.

         6.22+    Advertising Agreement dated January 1, 2000 by and between
                  Stockcom, Inc. and the Registrant.

         6.23+ Electronic Commerce Services Agreement dated October 1, 1999 by and between Netgateway, Inc. and Registrant.

         6.24+    Affiliate Agreement, dated October 27, 1999, by and between
                  FindWhat.Com and Registrant.

         6.25+    Form of Subscription Agreement.

         6.26+    Form of Warrant.

         6.27+    1999 Stock Incentive Plan.

         6.28+    Form of Stock Option Agreement.

         6.29+    Consulting Agreement dated April 27, 1998 by and between C.
                  Jones & Company and Registrant.




         6.30+    Consulting Agreement dated March 4, 1999, by and between
                  Joseph Meredith and Registrant.

         6.31+    Consulting Agreement dated March 4, 1999 by and between Bob
                  Roberts and Registrant.

         6.32+    Consulting Agreement dated March 4, 1999 by and between Renoir
                  Trust and Registrant.

         6.33+    Consulting Agreement dated March 11, 1999, by and between
                  Janice Nichols and Registrant.

         6.34+    Consulting Agreement dated March 11, 1999 by and between
                  Future Holdings, Corp. and Registrant.

         6.35+    Consulting Agreement, dated March 11, 1999, by and between
                  Randy Waldman and Registrant.

         6.36+    Consulting Agreement, dated March 11, 1999, by and between
                  Patricia M. Carroll and Registrant.

         6.37+    Consulting Agreement, dated March 11, 1999, by and between
                  Lewis Cohen & Company and Registrant.

         6.38+    Consulting Agreement, dated March 11, 1999, by and between
                  James Wrobel and Registrant.

         6.39+    Consulting Agreement, dated March 11, 1999, by and between Jon
                  Crandell and Registrant.

         6.40+    Consulting Agreement, dated March 11, 1999, by and between
                  Jeff Crandell and Registrant.

         6.41+    Consulting Agreement, dated March 11, 1999, by and between Vic
                  McCall and Registrant.

         6.42+    Consulting Agreement, dated March 11, 1999, by and between
                  Sherrie Carter and Registrant.

         6.43+    Consulting Agreement, dated March 11, 1999, by and between
                  Twitchell Corporation and Registrant.

         6.44+    Consulting Agreement, dated March 12, 1999, by and between
                  Dean S. Dumont and Registrant.

         6.45+    Consulting Agreement, dated March 12, 1999, by and between
                  Dean S. Dumont and Registrant.

         6.46+    Consulting Agreement, dated March 26, 1999, by and between
                  Eagle Holding Investments, Ltd. and Registrant.




         6.47+    Consulting Agreement, dated March 26, 1999, by and between
                  Mac-Group, Inc. and Registrant.

         6.48+    Consulting Agreement, dated June 10, 1999, by and between
                  Brian Wharton and the Registrant.

         6.49+    Consulting Agreement, dated June 10, 1999, by and between
                  Arash Aziz-Golshani and Registrant.

         6.50+    Consulting Agreement, dated March 11, 1999, by and between
                  Dean S. Dumont and Registrant.

         6.51+    Consulting Agreement dated August 1, 1999 by and between James
                  Carroll and Registrant.

         6.52+    Employment Agreement dated March 11, 1999, by and between
                  Jesse Cohen and Registrant.

         6.53+    Employment Agreement dated May 1, 1999, by and between James
                  Carroll and Registrant.

         6.54+    Employment Agreement dated June 1, 1999, by and between
                  Randall Waldman and Registrant.

         6.55+    Service Contract dated January 1, 2000 by and between
                  Stockton, Inc. and Registrant.

         6.56+    Employment Agreement dated November 16, 1999 by and between
                  Netgateway and Luis Marcelo Povolo.

         6.57+    Stock Purchase Agreement dated March 11, 1999, by and between
                  James F. Carroll and Registrant.

         6.58+    Stock Purchase Agreement dated March 11, 1999, by and between
                  Jesse Cohen and Registrant.

         6.59+    Stock Purchase Agreement dated March 11, 1999 by and between
                  Future Holding Corp. and Registrant.

         6.60+    Stock Purchase Agreement dated March 11, 1999 by and between
                  Dean Dumont and Registrant.

         6.61+    Stock Purchase Agreement dated March 11, 1999 by and between
                  Eagle Holdings Investments, Ltd. and Registrant.

         6.62+    Stock Purchase Agreement dated March 11, 1999 by and between
                  James J. Wrobel and Registrant.

         6.63+    Stock Purchase Agreement dated March 11, 1999 by and between
                  Mac-Group, Inc. and Registrant.

         6.64+    Stock Purchase Agreement dated March 11, 1999 by and between
                  Twitchell Corporation and Registrant.




         6.65+    Stock Purchase Agreement dated June 1, 1999, by and between
                  Randy Waldman and Registrant.

         6.66+ Merchant Services Agreement, dated January 24, 2000 by and between Bay Micro Computers and Alta Vista Company.

         6.67+    Dealer Agreement, dated September 2, 1999 by and between
                  Digital River, Inc. and Registrant

         6.68+ Software Assignment and Grant Back Limited License Agreement dated November 16, 1998 by and between Netgateway, Pinaman
                  Corporation, Uninet Imaging, Inc., Luis Marcelo Povolo,
                  Oswaldo Federico Povolo, Nestor Segeriti, and Alexis Faviona
                  Quintana.

         8.1+ Plan and Agreement of Merger, dated March 10, 1999 by and between iChargeit, Inc., a Nevada Corporation, and Registrant.

         8.2+ Agreement and Plan of Merger, dated November 11, 1999 by and between iChargeit, Inc., a Delaware corporation, and Registrant, effecting a reincorporation of the Company from Texas to Delaware.

         8.3+ Agreement and Plan of Merger, dated November 12, 1999 by and between BMC Acquisition Corp. and Bay Micro Computers, Inc.

         12.1+    Subsidiaries of Registrant.

         27.1     Financial Data Schedule.

         *        Exhibit numbering conforms to the instructions of Form 10-SB, which form was utilized in connection with iChargeit's
                  Exchange Act registration.
         +        Previously Filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ICHARGEIT, INC.
                                                (Registrant)


                                              By:        /s/ Jesse Cohen
                                                       ------------------------
                                              Name:     Jesse Cohen, President


December 21, 2000