Form 10QSB
period 2000-09-30
ICHARGEIT INC
filed 2000-12-22
CIK 1089319

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                         Commission file number 000-28753

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

                     (Applicable only to corporate issuers)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  CLASS                  OUTSTANDING AT SEPTEMBER 30, 2000

      Common Stock, $.001 par value                  11,306,260


Transitional Small Business Disclosure Format (check one)   Yes      No  X
                                                                ---     ---
                                 iCHARGEIT, INC.
                              INDEX TO FORM 10-QSB


PART I        FINANCIAL INFORMATION

         ITEM 1.      Financial Statements...........................................................    3

                      Condensed Consolidated Balance Sheet...........................................    3

                      Condensed Consolidated Statement of Operations.................................    4

                      Condensed Consolidated Statement of Cash Flows.................................    5

                      Notes to Financial Statements.................................................     6

         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Rules of Operation......................................   9

PART II       OTHER INFORMATION

         ITEM 6.      Exhibits and Reports on Form 8-K................................................  11

         SIGNATURES    ................................................................................ 13

PART I   FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                                 iCHARGEIT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              SEPTEMBER 30,     JUNE 30,
                                                  2000            2000
                                              -------------   ------------
                                               (UNAUDITED)
ASSETS
 Current Assets
     Cash .................................   $    103,000    $    118,000
     Securities at market value ...........          7,000          16,000
     Accounts Receivable ..................        133,000         179,000
     Due from factor ......................          9,000           8,000
     Inventory ............................        239,000         268,000
     Prepaid expenses and other
      current assets ......................         35,000          11,000
                                              ------------    ------------

               Total Current assets .......        526,000         600,000
     Equipment, net .......................         86,000          92,000
     Restricted cash ......................         46,000          46,000
     Internet domain name and web-site, net         94,000         110,000
     Goodwill, Net ........................      2,177,000       2,237,000
     Other Assets .........................         15,000          15,000
                                              ------------    ------------
TOTAL ASSETS ..............................   $  2,944,000    $  3,100,000
                                              ============    ============

LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities
     Accounts Payable and Accrued Expenses    $    864,000    $    777,000
     Loans and other current liabilities ..         37,000          70,000
     Current portion of long term debt ....          4,000           3,000
     Loans Payable officer and stockholders        233,000
                                              ------------    ------------

             Total Current Liabilities ....      1,138,000         850,000
     Loan Payable, less current portion ...          8,000          10,000
     Loans Payable officer and stockholders                        233,000
                                              ------------    ------------
TOTAL LIABILITIES .........................      1,146,000       1,093,000
                                              ------------    ------------
Stockholders equity:
   Common stock ...........................         11,000          11,000
   Additional Paid in Capital .............     13,078,000      13,063,000
   Accumulated deficit ....................    (11,262,000)    (11,047,000)
   Unrealized gain in marketable securities        (27,000)        (18,000)
   Subscriptions receivable ...............         (2,000)         (2,000)
                                              ------------    ------------
TOTAL STOCKHOLDERS EQUITY .................      1,798,000       2,007,000
                                              ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY ...   $  2,944,000    $  3,100,000
                                              ============    ============

SEE NOTES TO FINANCIAL STATEMENTS
                              iCHARGEIT INC.
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                            FOR THE THREE   FOR THE THREE
                                            MONTHS ENDING   MONTHS ENDING
                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999
                                            -------------   -------------
    Net Sales ...........................   $  1,617,000    $      2,000
    Cost of Goods Sold ..................      1,365,000           1,000
                                            ------------    ------------
  Gross Profit ..........................   $    252,000    $      1,000
                                            ------------    ------------
    Services and other revenue ..........          5,000           9,000
                                            ------------    ------------
                                                 257,000          20,000
                                            ------------    ------------
Expenses
      Internet charge and cost of service
         Revenue.........................           --            12,000
      General and administrative ........        472,000       2,398,000
                                            ------------    ------------
  Total Expense .........................        472,000       2,410,000
                                            ------------    ------------
Net Loss ................................   $   (215,000)   $ (2,390,000)
                                            ============    ============
Net Loss per share
    Basic and diluted ...................   $      (0.02)   $      (0.30)
                                            ============    ============
Weighted average shares outstanding
    Basic and diluted....................     11,306,000       8,034,000
                                            ============    ============

SEE NOTES TO FINANCIAL STATEMENTS
                                 iCHARGEIT INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS   THREE MONTHS
                                                                               ENDED         ENDED
                                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                                                2000          1999
                                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss .........................................................   $(215,000)   $(2,390,000)
        Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
                Depreciation and amortization.............................      86,000
                Compensation paid with stock and options to
                    consultants and employees ............................      15,000      2,256,000
                Receipt of marketable securities in
                    payment of fees.......................................                    (13,000)
               Changes in:
                Accounts receivable and due from factor ..................      45,000
                Inventory ................................................      29,000
                Prepaid and other assets .................................     (24,000)        27,000
                Accounts payable and accrued expenses ....................      83,000        (76,000)
                                                                             ---------      ---------

        Net cash provided (used in) Operating Activities .................      19,000       (196,000)
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Acquisition of property and equipment ....................      (4,000)
                Securities acquired ......................................                     (5,000)
                Advances to Bay Micro ....................................                    (80,000)
                                                                             ---------      ---------

        Net cash used in Investing Activities.............................      (4,000)       (85,000)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Loans and advances received...............................      30,000
                Loans and advances paid ..................................     (60,000)
                Net proceeds from sale of Common Stock ...................                    163,000
                                                                             ---------      ---------
        Net cash provided by (used in) Financing Activities ..............     (30,000)       163,000
                                                                             ---------      ---------

Decrease in Cash .........................................................     (15,000)      (118,000)

Cash at beginning of period ..............................................     118,000        350,000
                                                                             ---------      ---------

Cash at end of period ....................................................   $ 103,000      $ 232,000
                                                                             =========      =========

SEE NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)


NOTE A - THE COMPANY AND BASIS OF PRESENTATION

         ichargeit, Inc. ("ichargeit" or the "Company"), was incorporated in the state of Texas on January 22, 1997 and on November 5, 1999 the Company was reincorporated in The State of Delaware.

         The Company was in the development stage prior to the period ended September 30, 1999. As a result of the acquisition in the quarter ended December 31, 1999 of Bay Micro Computers, Inc., a California corporation ("Bay Micro"), iChargeit is no longer in the development stage. Bay Micro is a wholesaler and assembler of computers and related hardware components. Ichargeit maintains an internet-based shopping mall to market goods and services to internet users.

         The information contained herein with respect to the three month period ended September 30, 2000 and 1999 have not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for annual presentation of financial statements. Included are the normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial information at September 30, 2000, for the three month periods ended September 30, 2000 and 1999. The results are not necessarily indicative of results to be expected for the year. The Company's ability to continue as a going concern is dependent on its ability to obtain additional equity and/or debt financing to fund its operation. The Company plans to raise additional financing and to increase sales volume. There is no assurance that the company will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

         The financial statements include the accounts of the Company and the Company's wholly-owned subsidiary, Bay Micro. All material intercompany transactions and account balances have been eliminated in consolidation.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

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

[2]      INVENTORIES:

         Inventories consist primarily of the goods the Company has purchased for resale or assembly. Inventory is stated at the lower of average cost or market.

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

         The revenue includes shipping and handling fees charged to customers on purchases. The shipping and handling costs are included in cost of sales.

[5]      FINANCIAL INSTRUMENTS:

         The carrying amounts for the Company's cash, account receivable, due from factor, accounts payable, and accrued expenses approximate fair value. The fair value of the non-interest bearing loans and advances and loans payable - officer and stockholders are not reasonably determinable because of the nature of those obligations.

[6]      PER SHARE DATA:

         Basic and diluted loss per share is based on the weighted average number of outstanding shares of common stock and excludes the effect of stock options and warrants.

[7]      EQUIPMENT:

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lives of the asset, generally five to seven years.

[8]      INTERNET DOMAIN NAME AND WEB SITE:

         Each of Internet Domain Name and website is being amortized over its useful life of three years. At September 30, 2000 accumulated depreciation was $75,000.

[11]     GOODWILL:

         Goodwill relating to the acquisition of Bay Micro is being amortized over its estimated useful life of ten years. At September 30, 2000, the accumulated amortization was $238,000.

NOTE C - SEGMENT INFORMATION


         The Company and Bay Micro have two reportable segments. The Company operates an Internet based shopping web site and Bay Micro is a wholesaler and assembler of computers and related hardware components. Information with respect to reportable segments at September 30, 2000 are as follows:

                                      INTERNET         BAY
                                     OPERATIONS        MICRO           TOTAL
                                     ----------     -----------    -----------
Revenues from external customers .   $   578,000    $ 1,039,000    $ 1,617,000

Service and other Revenue ........         4,000           --            4,000

Depreciation and amortization ....        16,000         70,000         86,000


Segment loss .....................       (54,000)      (161,000)      (215,000)

Segment Assets ...................       226,000      2,718,000      2,944,000

Expenditures for long-lived assets          --            4,000          4,000

         During the three months ended September 30, 1999, the Company operated in only one segment, internet operations.

NOTE D - OPTIONS

         In April 2000, the Company granted options to purchase 60,000 shares of common stock at $1.00 per share to certain consultants. The company valued 30,000 of the options using the Black-Scholes option pricing model and the vested options were valued at $24,000, and charged to operations during the year ended June 30, 2000. The remaining 30,000 options were valued during the three months ended September 30, 2000 at their fair value of 15,000, and charged to operations. The fair value of these options were estimated using the Black-Scholes option pricing model.



NOTE E - CONTINGENCY

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


NOTE F - LOANS PAYABLE - OFFICER AND STOCKHOLDERS

         Loans payable to an officer and stockholder are non-interest bearing and have no fixed date of repayment. The officer and stockholder has agreed not to demand repayment until July 1, 2001.

NOTE G - LOANS AND ADVANCES

At September 30, 2000 the Company had loans and advances of $36,000 with no fixed date of repayment and non-interest bearing.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

GENERAL

         iChargeit develops Internet resources to provide internet users with a comprehensive web site where they can obtain goods and services. We are in the process of implementing our business model and entering into contracts with merchants who can provide the goods and services to be sold through our web site. We launched our website, www.ichargeit.com, on March 1, 1999. Because of the completion of our acquisition on October 5, 1999 of Bay Micro Computers, Inc., a California corporation dba PC Shopping Planet our primary web sites are www.iChargeit.com and www.shoppingplanet.com.

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

         Because we have a limited operating history, we believe that quarterly comparisons prior to fiscal 2000, do not provide a meaningful analysis of our operating results. Accordingly, we provide below a discussion and analysis of our results of operations for the three months ended September 30, 2000.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000

SALES REVENUES

         Revenues from sales of merchandise for the three months ended September 30, 2000 was $1,617,000 (including $578,000 from our website www.shoppingplanet.com). Revenues were from the sale of computers and related hardware components and computer software.

SERVICE REVENUES

         Our service revenues are comprised of advertising revenues and fees paid for a presence in our Internet Cyber-Mall. We recognize revenue when merchandise is shipped or services are performed. Service revenues for the three months ended September 30, 2000 were $4,000. We intend to raise additional funds in the future to increase our advertising. We intend to increase our advertising by conducting direct mail campaigns targeted to consumer households, placing advertisements in newspapers, and eventually through radio and television campaigns. We expect advertising to drive additional traffic to our web sites, thereby increasing our revenues through increased sales of our products. We intend to cross-promote the various iChargeit Internet sites with the Shopping Planet brand name, further allowing us to broaden our customer base.

COST OF REVENUES

         Cost of revenues consists of the cost of computer components assembled, computer related products, computer software, the merchandise costs of any products sold online. Cost of revenues is affected by our ability to source merchandise cost-effectively, to attract significant traffic to our web sites, and to achieve a favorable balance between visitors and visitors who purchase merchandise from us. Our gross profit margin for the three months ended September 30, 2000 was $252,000 or approximately 15.6% of sales revenues. Our gross profit margin for the twelve months ended June 30, 2000 was $696,000 or approximately 11.3% of sales revenues. The profit margin percentage increased due to increases in selling price of certain products and favourable pricing of certain purchases. The Company's Gross Margins are also indicative of the mixture of wholesale and online sales.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expenses for the three months ended September 30, 2000 were $412,000 excluding the non-cash amortization of goodwill expense of $60,000 related to the acquisition of Bay Micro. General and administrative expenses consist of payroll expenses, sales and marketing expenses including advertising and promotional expenditures, technology and development expenses including expenses related to the development of our web sites and its related software, and legal and accounting expenses.

NET LOSS

         We had a net loss of $215,000 for three months ended September 30, 2000 compared to a loss of $2,390,000 for the three months ended September 30, 1999 which included $2,256,000 of non-cash compensation expense relating to stock issued to certain employees. We expect to continue to increase our revenue, as we are able to raise additional funds and make investments in expanding our customer base and Internet operations.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had $103,000 in cash. From our inception through September 30, 2000, we financed our operations primarily through private sales of our securities and deferred payment of salaries and other expenses due to related parties.

         During the fiscal quarter ending June 30, 2000, we borrowed a total of $66,000 from three private individuals for operating cash flow purposes. During the three months ended September 30, 2000 we borrowed an additional $30,000 and repaid $60,000 of such loans. As of November 1, 2000, $20,000 remains outstanding.

         On June 1, 2000 Ichargeit, Inc. entered into a factoring agreement with BENE Factor Funding Corp. to improve our cash position and reduce our accounts receivable.

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

         Management believes that currently available funds will not be sufficient to sustain the company at present levels for the period through September 30, 2001. The Company's ability to continue as a going concern is dependent on its ability to obtain additional equity and/or debt financing to fund its operation. The Company plans to raise additional financing and to increase sales volume. There is no assurance that the company will obtain additional financing or achieve profitable operations or cash inflows.

          In the event that funding from internal and external sources is insufficient, the Company would have to substantially cut back its level of spending which would substantially curtail the Company's operations. These reductions could have an adverse effect on the Company's relations with its customers. Uncertainty exists about the adequacy of current funds to support the Company's activities until sustained positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies.


PART II  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.  Financial Data Schedule

                           27.1 Financial Data schedule for the three months ending September 30, 2000.

                  (b) No reports have been filed on Form 8-K for the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       iCHARGEIT, INC.
                                       (Registrant)




Date:  December 22, 2000               /s/ JESSE COHEN
                                       ---------------------------------------
                                       Jesse Cohen, Chief Executive Officer