Form 10QSB
period 2000-12-31
ICHARGEIT INC
filed 2001-04-27
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

              Class                             Outstanding at March 7, 2001
              -----                             ----------------------------
  Common Stock, $.001 par value                          11,306,260


Transitional Small Business Disclosure Format (check one)     Yes ___  No  X
                                                                          ---
                                 iChargeit, Inc.
                              Index To Form 10-QSB

Part I     Financial Information

         Item 1.    Financial Statements................................3

                    Condensed Consolidated Balance Sheet................3

                    Condensed Consolidated Statement of  Operations.....4

                    Condensed Consolidated Statement of Cash Flows......6

                    Notes to Consolidated Financial Statements..........7

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Rules of Operation.........11

Part II    Other Information

         Item 6.    Exhibits and Reports on Form 8-K...................16

                  Signatures...........................................17

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                                 iChargeit, Inc.
                      Condensed Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)

                                    (Note A)

ASSETS
Current Assets
     Cash                                                  $79,000
     Securities at market value                              6,000
     Accounts Receivable                                   116,000
     Due from factor                                        15,000
     Inventory                                             172,000
     Prepaid expenses and other assets                      19,000
                                                            ------
         Total Current assets                              407,000
                                                           =======

Equipment, net                                              79,000
Restricted cash                                             46,000
Internet domain name and web-site, net                      79,000
Other Assets                                                15,000
                                                            ------
TOTAL ASSETS                                              $626,000
                                                          ========

LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities
     Accounts Payable and Accrued Expenses                $971,000
     (including amounts past due)
     Loans and other current liabilities                    10,000
     Current portion of long term debt                       4,000
     Loans Payable officer/stockholder                     229,000
                                                           -------
         Total Current Liabilities                       1,214,000
                                                         ---------

Loan Payable, less current portion                           7,000

TOTAL LIABILITIES                                        1,221,000
                                                         ---------
Stockholders deficit:
     Common stock                                           11,000
     Additional Paid in Capital                         13,078,000
     Accumulated deficit                               (13,654,000)
     Unrealized gain in marketable securities              (28,000)
     Subscriptions receivable                               (2,000)
                                                            ------

TOTAL STOCKHOLDERS DEFICIT                                (595,000)
                                                           -------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                   $626,000
                                                          ========

SEE NOTES TO FINANCIAL STATEMENTS
                                 iChargeit, Inc.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                    (Note A)

                                              For the Six       For the Three
                                             Months Ending      Months Ending
                                          December 31, 2000   December 31, 2000

Net Sales                                    $  3,446,000       $  1,829,000

Cost of Goods Sold                              2,918,000          1,553,000
                                                ---------          ---------
Gross Profit                                 $    528,000       $    276,000
                                             ------------       ------------

Services and other revenue                          6,000              1,000
                                                    -----              -----
                                                  534,000            277,000
                                                  -------            -------
Expenses

     General and administrative                 1,010,000            538,000
     Impairment of goodwill (Note B[11])        2,113,000          2,113,000
     Interest Expense                              18,000             10,000
                                                   ------             ------

Total Expense                                   3,141,000          2,661,000
                                                ---------          ---------

Net Loss                                     ($ 2,607,000)      ($ 2,384,000)
                                             ============       ============

Net Loss per share
     Basic and diluted                       ($      0.23)      ($      0.21)
                                             ============       ============

Weighted average shares outstanding
     Basic and diluted                         11,306,000         11,306,000
                                               ==========         ==========

SEE NOTES TO FINANCIAL STATEMENTS
                                 iChargeit, Inc.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                    (Note A)

                                                 Six Months         Three Months
                                                      Ended                Ended
                                          December 31, 1999    December 31, 1999
                                                   (Note H)             (Note H)

   Net Sales                                    $1,976,000            $1,974,000
                                                ----------            ----------
   Cost of Goods Sold                            1,784,000            $1,783,000
                                                 ---------            ----------
Gross Profit                                      $192,000              $495,000
                                                  --------              --------
   Services and other revenue                      15,000               ($4,000)
                                                    ------               -------

                                                   207,000               491,000
                                                   -------               -------
Expenses

     Internet charge and costs of service
       Revenue                                      31,000               $19,000
     General and administrative (including
       equity compensatory charges)              3,657,000            $1,259,000
                                                 ---------            ----------

   Total Expense                                 3,688,000             1,278,000
                                                 ---------             ---------

Net Loss                                       ($3,481,000)           ($787,000)
                                               ===========            =========

Net Loss per share
     Basic and diluted                             ($0.37)               ($0.07)
                                                   ======                ======

Weighted average shares outstanding
     Basic and diluted                           9,427,000            11,166,000
                                                 =========            ==========

SEE NOTES TO FINANCIAL STATEMENTS
                                 iChargeit, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                     Six Months          Six Months
                                                                        Ended               Ended
                                                                  December 31, 2000    December 31, 1999
                                                                       (Note H)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $(2,607,000)        (3,481,000)
   Adjustments to reconcile Net loss to net cash used
      in operating activities:
         Depreciation and amortization                                  168,000             64,000
         Impairment of goodwill                                       2,113,000
         Compensation paid with stock to
             consultants and employees                                   15,000          2,929,000
         Receipt of marketable securities in
             payment of fees                                             (5,000)
             Accounts receivable and due from factor                     56,000           (148,000)
             Inventory                                                   96,000            (14,000)
             Other Current Assets                                        (8,000)           (48,000)
             Accounts payable and other liabilities                     194,000            (95,000)
                                                                        -------            -------

   Net cash provided by (used in) Operating Activities                   27,000           (798,000)

CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property and Equipment                             --              (30,000)

         Cash acquired in acquisition of the Bay Micro                     --               63,000

         Loans to officer/stockholder                                    (4,000)           (20,000)
                                                                         ------            -------

   Net cash provided by Investing Activities                             (4,000)            13,000
                                                                         ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans and advances paid                                            (62,000)            (4,000)

     Net proceeds from sale of Common Stock                                --              831,000
                                                                                           -------

   Net cash provided by Financing Activities                            (62,000)           827,000
                                                                        -------            -------

   Decrease in cash                                                     (39,000)            42,000

   Cash, beginning of period                                            118,000             42,000
                                                                        -------             ------

   Cash at beginning of period                                           79,000            392,000
                                                                         ======            =======

SEE NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 (unaudited)


NOTE A - THE COMPANY AND BASIS OF PRESENTATION

         We were incorporated in the state of Texas on January 22, 1997 and on November 5, 1999 we reincorporated in Delaware.

         Our web site began operations on March 1, 1999. On March 10, 1999, Para-Link acquired 100% of our outstanding capital stock. We incorporated on January 6, 1999 in the State of Nevada to launch an internet-based shopping mall to market goods and services to internet users, as well as to allow customers to play online video and racing games at a virtual arcade. The acquisition was consummated through an exchange of shares that resulted in our stockholders of receiving control of Para-Link. The transaction has been treated as a recapitalization. In connection therewith, our historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Para-Link in the transaction, while our historical accumulated deficit was carried forward. The statement of operations reflects our activities from the commencement of our operations on January 6, 1999. On March 17, 1999, we changed our name to iChargeit, Inc. On November 5, 1999 we reincorporated in Delaware.

         We were in the development stage prior to the period ended September 30, 1999. As a result of the acquisition in the quarter ended December 31, 1999 of Bay Micro Computers, Inc., a California corporation ("Bay Micro"), we are no longer in the development stage. Bay Micro is a wholesaler and assembler of computers and related hardware components.

         The information contained herein with respect to the three and six month periods ended December 31, 2000 and 1999 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for annual presentation of financial statements. Included are the normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial information at December 31, 2000, for the three and six month periods ended December 31, 2000 and 1999. The results are not necessarily indicative of results to be expected for the year.

On February 22, 2001, Bay Micro entered into a loan agreement, two promissory notes and a security agreement with Silicon Mountain Memory, Incorporated, a Colorado corporation ("SMM"). As part of this transaction, the Company entered into a guaranty of Bay Micro's indebtedness under the loan agreement and promissory notes. The loan agreement requires Bay Micro to pay SMM an initial sum of $10,000 in cash, provides for a term loan in the principal amount of $85,000 (the "Term Note"), and a revolving loan not to exceed $200,000 (the "Revolving Note"). The Term Note represents credit previously extended to Bay Micro in the form of products and services, while the Revolving Note represents credit available to Bay Micro solely for the purchase and acquisition for resale of products and services of SMM. The loan agreement specifies the terms of the credit, including default and termination provisions.

         Each of the Term Note and Revolving Note bear interest at the rate of 10% per annum. The Term Note requires payments of $7,000 per month, beginning on March 1, 2001, and on the first day of each month thereafter until paid in full. Any default under the Term Note or any default under the security agreement or loan agreement causes the entire principal amount outstanding and accrued interest to become due and payable immediately, and such amount will bear interest at the rate of 18% per annum. The loan agreement affords Bay Micro credit on an incremental basis, based on qualified purchases made by Bay Micro of SMM goods and payments made to SMM.

         The guaranty the Company entered into unconditionally guarantees the payment when due, either upon maturity or acceleration, of all of Bay Micro's indebtedness to SMM. In addition, the guaranty subordinates all of Bay Micro's indebtedness to Ichargeit to amounts owed by Bay Micro to SMM. Bay Micro has outstanding an aggregate of approximately $300,000 in indebtedness to Ichargeit, which amount therefor is subordinated to the indebtedness of Bay Micro to SMM. Bay Micro granted a security interest to SMM for the amounts owed under the Term Note and the Revolving Note, as well as future debts Bay Micro may incur to SMM. The security agreement grants a security interest in all property of Bay Micro, including inventory, accounts receivable, general intangibles and equipment. The Security Agreement contains both affirmative and negative covenants, and specifies events of default. All of the agreements contain attorneys' fees clauses.

     Our ability to continue as a going concern is dependent on our ability to obtain additional equity and/or debt financing to fund our operations. We have been seeking additional financing but have been unable to find such financing, without which we will not be able to continue to fund our operations. Our management believes that currently available funds will most likely not be sufficient to sustain us at present levels for the period through December 31, 2001. It is unlikely that we will obtain additional financing or achieve profitable operations or cash inflows within the foreseeable future. In the event we are unable to raise additional funds immediately or enter into a strategic relationship with a fufillment service, we will have to cease or curtail our and/or Bay Micro's operations.The Company is actively pursuing such fufillment arrangement. However, such change in business operations is conditioned upon the acceptance by SMM.

         The financial statements include our accounts and our wholly-owned subsidiary, Bay Micro. All material intercompany transactions and account balances have been eliminated in consolidation.

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

[2]      INVENTORIES:

         Inventories consist primarily of the goods we have purchased for resale or assembly. Inventory is stated at the lower of average cost or market.

[3]      VALUATION OF SECURITIES:

         Marketable securities are classified as available-for-sale and are recorded at their market value. Unrealized gains and losses are recorded as other comprehensive income.

[4]      REVENUE RECOGNITION:

         Revenue is recognized when merchandise is shipped to a customer. Provision is made for an estimate of product returns. Our management believes that a reasonable estimate for returns can be made considering the 30 day return period, historical experience and volume of sales transactions. Currently, such estimate approximates 2% of the prior 30 day sales. Such estimate of sales returns approximates actual. In addition, we earn fees for services provided in building virtual stores on our web-site for vendors to sell products. Such revenue is recognized when the services are completed or services are performed. Sometimes, we earn these fees in the form of securities. These equity securities are valued at market on the date they are earned.

         The revenue includes shipping and handling fees charged to customers on purchases. The shipping and handling costs are included in cost of sales.

[5]      FINANCIAL INSTRUMENTS:

         The carrying amounts for our cash, accounts receivable and accrued expenses approximate fair value.

[6]      PER SHARE DATA:

         Basic and diluted loss per share is based on the weighted average number of outstanding shares of common stock and excludes the effect of stock options and warrants.

[7]      STOCK-BASED COMPENSATION:

         We have elected to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25. "Accounting for Stock Issued to Employees" in accounting for our stock option incentive plan. As such, compensation expense would be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price of the option.

[8]      EQUIPMENT:

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lives of the asset, generally five to seven years.

[9]      INCOME TAXES:

         We account for income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carry forwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized.

[10]     INTERNET DOMAIN NAME AND WEB SITE:

         Each of Internet Domain Name and web site is being amortized over its useful life of three years. At December 31, 2000 accumulated depreciation was $87,000.

[11]     GOODWILL AND IMPAIRMENT:

         The related goodwill is being amortized over its estimated useful life of ten years. At December 31, 2000, we recognized an impairment loss of $2.1 million. Such impairment loss was determined based on current conditions and circumstances which indicate that future undiscounted cash flows would not be sufficient to recover the carrying amount.

NOTE C - SEGMENT INFORMATION

         The Company and Bay Micro have two reportable segments. The Company operates an Internet based shopping web site and Bay Micro is a wholesaler and assembler of computers and related hardware components. Information with respect to reportable segments are as follows:


                               Segment Information
                       Six Months Ending December 31, 2000

                                                        Internet             Bay
                                                      Operations           Micro           Total
Revenues from external customers                    $  1,288,000    $  2,158,000    $  3,446,000
Service and other Revenue                                  6,000            --             6,000
Depreciation and amortization                             31,000         137,000         168,000
Segment loss                                           (139,000)      (2,468,000)     (2,607,000)
Segment Assets                                           195,000         431,000         626,000





                               Segment Information
                       Three Months Ending December 31, 2000

                                                        Internet             Bay
                                                      Operations           Micro           Total
Revenues from external customers                    $    710,000    $  1,119,000    $  1,829,000
Service and other Revenue                                  1,000            --             1,000
Depreciation and amortization                             15,000          70,000          85,000
Segment loss                                             (85,000)    (2,299,000)      (2,384,000)
Segment Assets                                           195,000         431,000         626,000

                                Segment Information
                       Six Months Ending December 31, 1999

                                                        Internet             Bay
                                                      Operations           Micro           Total
Revenues from external customers                    $     26,000    $  1,950,000    $  1,976,000
Service and other Revenue                                  6,000            --            15,000
Significant non-cash item:Equity compensation          2,929,000            --         2,929,000
Depreciation and amortization                               --            12,000          12,000
Segment loss                                          (3,337,000)       (144,000)     (3,481,000)
Segment Assets                                           524,000       3,334,000       2,974,000


                                Segment Information
                       Three Months Ending December 31, 1999

                                                        Internet             Bay
                                                      Operations           Micro           Total
Revenues from external customers                    $     24,000    $  1,950,000    $  1,974,000
Service and other Revenue                                 (4,000)            --           (4,000)
Significant non-cash item:Equity compensation            673,000            --           673,000
Depreciation and amortization                               --            12,000          12,000
Segment loss                                            (643,000)       (144,000)       (787,000)
Segment Assets                                           524,000       3,334,000       2,974,000




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

NOTE E - CONTINGENCY

         On March 21, 2001 the Company executed a settlement agreement in connection with an action filed on August 31, 2000 in the Los Angeles Superior Court against the Company and certain employees of its wholly-owned subsidiary, alleging unfair competition and related causes of action. Accordingly, the complaint and cross-complaint were dismissed. Pursuant to the settlement agreement, the Company is to deliver and install certain software onto the computer system of the other party to the agreement.

NOTE F - LOANS PAYABLE-OFFICER/STOCKHOLDER

         Loans payable to an officer/stockholder are non-interest bearing and have no fixed date of repayment. The officer/stockholder has agreed not to demand repayment until July 1, 2001.

NOTE G - LOAN AND ADVANCES

         Loan payable consists of an auto loan payable to a financial institution in monthly installments of $350, including interest at a rate of 8.02% through March 6, 2004 collateralized by the vehicle.

         The balance at December 31, 2000 is $11,000.

         At December 31, 2000, the net book value of the vehicle was approximately $15,000.

         At December 31, 2000 the Company had loans and advances of $10,000 with no fixed date of repayment and non-interest bearing.

NOTE H - RESTATEMENT OF PRIOR YEAR QUARTERLY STATEMENTS OF OPERATIONS

         During the year ended June 30, 2000, the Company had obtained an independent Appraisal from a Valuation Specialist regarding the value of the shares issued in connection with the acquisition of Bay Micro. Such appraisal resulted in a change in the amount tentatively ascribed by management for the transaction. This change in the estimated fair value of the shares issued reduced goodwill from $5,465,000 to $2,415,000. Consequently the amortization of goodwill has been adjusted as indicated below:

                                 iChargeit, Inc.
                                Six Months Ended
                                December 31, 1999

                                                 AS PREVIOUSLY REPORTED       ADJUSTMENT           AS ADJUSTED
                                                      -----------             ----------           -----------
     General and administrative expenses           $    3,735,000         $      (78,000)       $    3,657,000

Net Loss                                           $   (3,559,000)         $      78,000        $   (3,481,000)

Net Loss per share
    Basic and diluted                              $        (0.38)                               $        (0.37)

Weighted average shares outstanding                     9,427,000                                    9,427,000
    Basic and diluted


                                 iChargeit, Inc.
                               Three Months Ended
                                December 31, 1999

                                                      AS PREVIOUSLY REPORTED       ADJUSTMENT          AS ADJUSTED
                                                           -----------              ----------          -----------
     General and administrative expenses                $    1,337,000         $      (78,000)       $    1,259,000

Net Loss                                                $    (865,000)         $       78,000        $     (787,000)

Net Loss per share
    Basic and diluted                                   $        (0.08)                               $       (0.07)

Weighted average shares outstanding                         11,166,000                                   11,166,000
    Basic and diluted

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference, include, but are not limited to, those discussed in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 in "ITEM 1 Business," including the section therein entitled "Risk Factors," and in "ITEM 6 Management's Discussion and Analysis of Financial Condition and Results of Operations." You generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. We disclaim any obligation to update or revise these forward-looking statements to reflect the occurrence of events or circumstances in the future.

GENERAL

         We develop Internet resources to provide internet users with a comprehensive web site where they can obtain goods and services. We launched our website, www.ichargeit.com, on March 1, 1999. Due to the acquisition on November 12, 1999 of Bay Micro Computers, Inc., a California corporation dba PC Shopping Planet ("Bay Micro") our primary web sites are www.iChargeit.com and www.Shoppingplanet.com.

         In the March 1999 merger of iChargeit, Inc., a Nevada corporation and Para-link, a Texas corporation, iChargeit Nevada's principals exchanged 100% of their outstanding shares of stock of iChargeit Nevada for 4,000,000 shares of Para-Link stock. As a result of this transaction, the separate legal existence of iChargeit Nevada ceased and Para-link continued as the surviving corporation and changed its name to iChargeit, Inc., a Texas corporation.

         Management of iChargeit Nevada chose to effect the merger with Para-Link primarily in order to provide liquidity for our common stock. Management believed a merger would be less expensive and less time-consuming than effecting an underwritten public offering of our common stock. Furthermore, a merger eliminates the risk associated with an initial public offering (an "IPO"). Many companies invest a substantial amount of time and capital during the IPO process and are not able to effectuate a successful transaction because of market conditions or poor performance of the underwriter. Management thus believed that a merger was a better approach than an IPO because of the reduced cost, risk and time. The officers of iChargeit and the officers of Para-Link engaged in negotiations before the merger to determine the number of shares of common stock to be issued to the shareholders of iChargeit. The value of such issuance was not based on iChargeit's book value or any established valuation criteria. A primary consideration in determining the number of shares to be issued to our original shareholders was the offering of adequate consideration to gain control by the shareholders of iChargeit Nevada.

         On November 12, 1999, we completed our acquisition of Bay Micro by merging a wholly-owned subsidiary of ours with and into Bay Micro. Pursuant to the acquisition, we issued 4,000,000 shares of the our common stock for all of the outstanding common stock of Bay Micro. As a result of this acquisition, Bay Micro now operates as a wholly-owned subsidiary of ours. Pursuant to this acquisition, iChargeit is the holder of a note issued by Bay Micro in the amount of $200,000 with simple interest of 7% per annum. The note becomes due and payable on November 12, 2002. Since the acquisition of Bay Micro, we made an inter-company loan to Bay Micro of $130,000, all of which is currently outstanding. We believe Bay Micro is unlikely to repay these loans.

         Our present revenues consist primarily of wholesale and retail sales of computers and computer peripherals through Bay Micro and Bay Micro's web site www.Shoppingplant.com. We expect this to continue in the future. We expect any future revenues to be continued to be derived from these sources.

        We have never been profitable, and have funded operations from revenue generated from operations and from sales of equity. Current financial market conditions indicate that we will not be able to continue to fund operations through sales of our equity securities. In addition, our independent public accountants have expressed doubt that we will be able to continue as a going concern. Without additional equity financing, we most likely will not have enough cash to continue our operations. We will need to find additional sources of capital and/or explore strategic alternatives in order to continue our operations through December 31, 2001. It is unlikely that we will obtain additional financing or achieve profitable operations or cash inflows within the foreseeable future. In the event we are unable to raise additional funds immediately or enter into a strategic relationship with a fufillment service, we will have to cease or curtail our and/or Bay Micro's operations.The Company is actively pursuing such fufillment arrangement. However, such change in business operations is conditioned upon the acceptance by SMM.


Results of Operations
Three Months Ended December 31, 2000

         Due to the November 1999 acquisition of Bay Micro, quarterly financials were not prepared for the three months ended December 31, 1999. Instead, only financials for the six months ended December 31, 1999 were prepared. Therefore, we are unable to make a comparison of our results of operations for the three months ended December 31, 2000 to the results of operations for the three months ended December 31, 1999 in the following discussion.

Sales Revenues

         Revenues from sales of merchandise for the three months ended December 31, 2000 were $1,829,000. Revenues were from the wholesale sale of computers and related hardware components and computer software.

Service Revenues

         Our service revenues are comprised of advertising revenues and fees paid for a presence in our Internet Cyber-Mall. We recognize revenue when merchandise is shipped or services are performed. Service revenues for the three months ended December 31, 2000 were $1,000.

Cost of Revenues

         Our gross profit margin for the three months ended December 31, 2000 was $276,000 or approximately 15% of sales revenues. Our gross profit margin for the twelve months ended June 30, 2000 was $696,000 or approximately 11.3% of sales revenues. The profit margin percentage is improving due to increased sales prices in our internet operations segment. Cost of revenues consists of the cost of computer components assembled, computer related products, computer software and the merchandise costs of any products sold online. Cost of revenues are affected by our ability to source merchandise cost-effectively, to attract significant traffic to our web sites, and to achieve a favorable balance between visitors to our web sites and visitors who purchase merchandise from us.

General and Administrative Expenses

         Our general and administrative expenses for the three months ended December 31, 2000 were $538,000 excluding the non-cash amortization of goodwill expense of $61,000 related to the acquisition of Bay Micro. General and administrative expenses consist of payroll expenses, sales and marketing expenses which include advertising and promotional expenditures, technology and development expenses which include expenses related to the development of our web sites and our related software, and legal and accounting expenses.

Impairment of Goodwill

         During the three months ended December 31, 2000, we determined that based on current conditions and circumstances, the future undiscounted cash flows would not be sufficient to recover the carrying amount of the goodwill. Consequently, we incurred an impairment loss of $2.1 million during the three months.

Net Loss

         We had a net loss of $2,384,000 for the three months ended December 31, 2000. The loss was due in part to expenses incurred with the organization of our Internet business, to professional expenses relating to the preparation of our registration statement and to amortization of goodwill expense in the amount of $61,000 and an impairment loss of $2.1 million.

Results of Operations
Six Months Ended December 31, 2000

Sales Revenues

         Revenues from sales of merchandise for the six months ended December 31, 2000 were $3,446,000 (including $1,288,000 from our web site
www.shoppingplanet.com) compared to $1,976,000 for the six months ended December 31, 1999. Revenues for the six months ended December 31, 1999 include revenue generated by Bay Micro since the acquisition of Bay Micro on October 5, 1999. Revenues were from the wholesale sale of computers and related hardware components and computer software.

Service Revenues

         Service revenues for the six months ended December 31, 2000 were $6000. Service revenues for the six months ended December 31, 1999 were $16,000. Our service revenues are comprised of advertising revenues and fees paid for a presence in our Internet Cyber-Mall. Revenue is recognized when merchandise is shipped or services are performed. We have been attempting to raise additional funds to increase our advertising.

Cost of Revenues

         Our gross profit margin for the six months ended December 31, 2000 was $528,000 or approximately 15.3% of sales revenues. Our cost of revenues for the six months ended December 31, 1999 was $2,918,000. Our gross profit margin for the twelve months ended June 30, 2000 was $696,000 or approximately 11.3% of sales revenues. The profit margin percentage is improving due to increased sales prices in our internet operations segment. Cost of revenues consists of the cost of computer components assembled, computer related products, computer software and the merchandise costs of any products sold online. Cost of revenues is affected by our ability to source merchandise cost-effectively, to attract significant traffic to our web sites, and to achieve a favorable balance between visitors to our web sites and visitors who purchase merchandise from us.

General and Administrative Expenses

         Our general and administrative expenses for the six months ended December 31, 2000 were $1,010,000 compared to $3,657,000 for the six months ended December 31, 1999. Included in General and Administrative Expenses for the six months ended December 31, 1999 is $2,929,000 relating to compensation attributable to the issuing of stock to employees. Excluding the equity compensation charge, the increase in expenses of $282,000 is attributed to Bay Micro operations being included for six months in 2000 and for only three months in 1999. General and administrative expenses consist of payroll expenses, sales and marketing expenses including advertising and promotional expenditures, technology and development expenses which include expenses related to the development of our web sites and our related software, and legal and accounting expenses.

Impairment of Goodwill

         During the six months ended December 31, 2000, we determined that based on current conditions and circumstances, the future undiscounted cash flows would not be sufficient to recover the carrying amount of the goodwill. Consequently, we incurred an impairment loss of $2.1 million during the six months.

Net Loss

     We had a net loss of $2,607,000 for the six months ended December 31, 2000, compared to $3,481,000 for the six months ended December 31, 1999. The net loss was principally attributable to non-equity compensation charges assessed assessed in fiscal 1999 and a $2.1 million impairment charge in fiscal 2000.

Liquidity and Capital Resources

         At December 31, 2000, we had $79,000 in cash. From our inception through December 31, 2000, we have financed our operations primarily through private sales of our securities and deferred payment of salaries and other expenses due to related parties.

         During the fiscal year ended June 30, 2000, we borrowed a total of $66,000 from three private individuals for operating cash flow purposes. As of December 31, 2000, $10,000 remained outstanding.

         On June 1, 2000 we entered into a factoring agreement with BENE Factor Funding Corp. to improve our cash position and reduce our accounts receivable.

         We anticipates that we will have negative cash flows for at least the next twelve months. We are using net proceeds from our private placement completed in December 1999, for working capital needs, including advertising, brand development, and development of our e-commerce web site infrastructure.

         We intend to retain earnings, if any, for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to stockholders in the foreseeable future.

         We do not believe that currently available funds will be sufficient to sustain us for the period through December 31, 2001. Our ability to continue as a going concern is dependent on our ability to obtain additional equity and/or debt financing to fund our operations. We have been trying to raise additional financing, but have been unable to raise such additional financing, and without such financing we will not be able to continue to fund our operations. It is unlikely that we will obtain additional financing or achieve profitable operations or cash inflows.

       In the event we cannot raise additional funds immediately or enter into a strategic relationship, we may have to discontinue the iChargeit's and/or Bay Micro's operations.It is unlikely that we will obtain additional financing or achieve profitable operations or cash inflows within the foreseeable future. In the event we are unable to raise additional funds immediately or enter into a strategic relationship with a fufillment service, we will have to cease or curtail our and/or Bay Micro's operations.The Company is actively pursuing such fufillment arrangement. However, such change in business operations is conditioned upon the acceptance by SMM.

Bay Micro Loan Agreement

         On February 22, 2001, Bay Micro entered into a loan agreement, two promissory notes and a security agreement with Silicon Mountain Memory, Incorporated, a Colorado corporation ("SMM"). As part of this transaction, we entered into a guaranty of Bay Micro's indebtedness under the loan agreement and promissory notes. The loan agreement requires Bay Micro to pay SMM an initial sum of $10,000 in cash, provides for a term loan in the principal amount of $85,000 (the "Term Note"), and a revolving loan not to exceed $200,000 (the "Revolving Note"). The Term Note represents credit previously extended to Bay Micro in the form of products and services, while the Revolving Note represents credit available to Bay Micro solely for the purchase and acquisition for resale of products and services of SMM. The loan agreement specifies the terms of the credit, including default and termination provisions.

         Each of the Term Note and Revolving Note bear interest at the rate of 10% per annum. The Term Note requires payments of $7,000 per month, beginning on March 1, 2001, and on the first day of each month thereafter until paid in full. Any default under the Term Note or any default under the security agreement or loan agreement causes the entire principal amount outstanding and accrued interest to become due and payable immediately, and such amount will bear interest at the rate of 18% per annum. The loan agreement affords Bay Micro credit on an incremental basis, based on qualified purchases made by Bay Micro of SMM goods and payments made to SMM.

         The guaranty we entered into unconditionally guarantees the payment when due, either upon maturity or acceleration, of all of Bay Micro's indebtedness to SMM. In addition, the guaranty subordinates all of Bay Micro's indebtedness to us to amounts owed by Bay Micro to SMM. Bay Micro has outstanding an aggregate of approximately $300,000 in indebtedness to us, which amount therefor is subordinated to the indebtedness of Bay Micro to SMM.
         Bay Micro granted a security interest to SMM for the amounts owed under the Term Note and the Revolving Note, as well as future debts Bay Micro may incur to SMM. The security agreement grants a security interest in all property of Bay Micro, including inventory, accounts receivable, general intangibles and equipment. The Security Agreement contains both affirmative and negative covenants, and specifies events of default. All of the agreements contain attorneys' fees clauses.

PART II           OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.  Financial Data Schedule

      27 Financial Data schedule for the three months ending September 30, 2000.

(b) No reports have been filed on Form 8-K for the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  iChargeit, Inc.


                                 ss/Jesse Cohen
                                 --------------
                                  Jesse Cohen, Chief Executive Officer


Date:  April 25, 2001