Form 10KSB
period 2002-06-30
FREESTONE RESOURCES, INC.
filed 2007-06-19
CIK 1089319

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                     For the Fiscal Year Ended June 30, 2002

                                 ICHARGEIT, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

         Delaware                       000-28753               33-0880427
         --------                       ---------               ----------
(State or other jurisdiction    (Commission File Number)    (IRS Employer
Of incorporation)                                            Identification No.)

                    11 Washington Street, Hawthorne, NJ 07506
                    -----------------------------------------
               (Address of principal executive offices (zip code))

                                  973-949-3200
                                  ------------
              (Registrant's telephone number, including area code)



                                (Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past12 months and (2) has been subject to such filing requirement for the past 90days.
                              YES                  X    NO
                       ------                   ------

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No [ ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002: $11,306

Shares of common stock outstanding at June 30, 2002:    11,306,260

PART I.

ITEM 1.        DESCRIPTION OF BUSINESS



ITEM 2.  DESCRIPTION OF PROPERTY

iChargeit's corporate offices were located at 11 Washington Street Hawthorne, NJ 07506. IChargeit shares these corporate facilities with the President of iChargeit, which includes the use of telephones, equipment and the internet.


ITEM  3. LEGAL PROCEEDINGS

IChargeit is not involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IChargeit did not submit any matters to a vote to the security holders during 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Common Stock is currently quoted on the Pink Sheets under the symbol "FSNR."

         The following table sets forth the quarterly high and low bid prices for the Common Stock for 2007. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

FISCAL 2007                                        HIGH          LOW
                                                   ----          ---
  First Quarter                                    $0.28         $0.13
  Second Quarter                                   $0.30         $0.13
  Third Quarter                                    $0.30         $0.13

         Shareholders

         As of May 31, 2007, there were approximately 185 record holders of the Common Stock. This number excludes any estimate by iChargeit of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

         Dividends

         IChargeit has not paid cash dividends on any class of common equity since formation and iChargeit does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

         Warrants

IChargeit has no warrants outstanding.


ITEM 6   MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2002

IChargeit has no operations. Minimal expenses are incurred for corporate survival such as filing fees for the State of Delaware and transfer agent fees. In addition to those fees, we incur interest expense on an outstanding note payable.

Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001

In the year ended June 30, 2001, we had a loss of $3,430,728 due to the discontinuance of operations of our subsidiary, Bay Micro Computers. We had no other activity in the year ended June 30, 2001 and the only activity we had in June 30, 2002 was the payment of basic liabilities as explained above. In the year ended June 30, 2002 we had a loss of $5,800.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of iChargeit, together with Report of Independent Registered Public Accounting Firm thereon of Malone & Bailey, PC appear on pages F-1 through F-8 of this report.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

On July 31, 2006 the management of iChargeit, Inc. dismissed Richard A. Eisner & Company, LLP ("Richard Eisner") as its independent auditors. On July 31, 2006, the management of iChargeit engaged Malone & Bailey, PC ("Malone & Bailey") as its independent public accountants to audit its financial statements for the fiscal year ending June 30, 2001, June 30, 2002, June 30, 2003, June 30, 2004, June 30, 2005 and June 30, 2006. The decision to dismiss Richard Eisner and to retain Malone and Bailey, PC was recommended by iChargeit's committee and approved by its Board of Directors.

During the most recent fiscal year and any subsequent interim period prior to engaging Malone & Bailey, iChargeit did not consult with Malone & Bailey regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey, PC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish iChargeit with a letter addressed to the Commission containing any new information, clarification of iChargeit's expression of its views, or the respects in which it does not agree with the statements made by iChargeit in response to Item 304(a). Malone & Bailey, PC did not furnish a letter to the Commission.

IChargeit has requested that Eisner review the disclosure and give him an opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Any such letter, when received, will be filed by amendment to the 8-K filed by iChargeit on June 7, 2007.



ITEM 8A. CONTROLS AND PROCEDURES

(a) As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2002, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Controls were not effective primarily because of failure to timely file reports and in the course of performing their audit, our independent auditors determined there were numerous audit adjustments in various areas due to a lack of resources devoted to the accounting and financial reporting function. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Securities and Exchange Act of 1933 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.


(b) Changes in internal controls
    ----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following persons serve as directors and officers of iChargeit.

James F. Carroll Chief Executive Officer, President, Chief Financial Officer and Director

JAMES F. CARROLL, 46, has served as the Chief Financial Officer and Treasurer of iChargeit since May 1, 1999. He has served as a director of iChargeit since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by
F. Schumacher & Co., a New York Fabric Company, as a manager of Production, Purchasing and Inventory. Mr. Carroll received a B.B.A. degree in accounting from Pace University of New York in 1985.


ITEM 10. EXECUTIVE COMPENSATION

No executive compensation was paid in the year ended June 30, 2002.


ITEM 11. SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


As of June 30, 2002, the following persons are known to iChargeit to own 5% or more of iChargeit's Voting Stock:

                                         AMOUNT               PERCENT
Name and Address                    BENEFICIALLY OWNED*       OF CLASS
----------------
Saeid "Andrew" Akavan                 2,224,301               19.48%
2184 West 190th Street
Torrance California 90504

Jesse Cohen                           2,172,500               18.65%
2184 West 190th Street,
Torrance, California  90504

Future Holdings Corp.                 1,185,000               10.33%
133 Rolling Hills Road
Clifton, New Jersey  07103

James F. Carroll                        481,325                4.11%
2184 West 190th Street,
Torrance, California  90504

Alexis Quintana                         378,882                3.35%
2184 West 190thStreet
Torrance, California  90504

Randall S. Waldman                      257,500                2.20%
2184 West 190th Street,
Torrance, California  90504



All directors and officers            5,514,508               44.55%
as a group (1 persons)

     * Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.


ITEM 13. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

         Report of Independent Registered Public Accountant

         Consolidated Balance Sheet as of June 30, 2002

         Consolidated Statements of Operations - For the Years Ended June 30, 2002 and 2001, And for the Period July 1, 2001 (Re-entering Development Stage) to June 30, 2002

         Consolidated Statements of Cash Flows - For the Years Ended June 30, 2002 and 2001, And for the Period July 1, 2001 (Re-entering Development Stage) to June 30, 2002

         Consolidated Statements of Stockholders Deficit - For the Years Ended June 30, 2002 and 2001


         Notes to Consolidated Financial Statements


(b) IChargeit filed the following Form 8-K's in 2002.

None

(c)      Exhibits

31       Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2002 was $3,500 and $3,500 for the years ended June 30, 2002 and 2001, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

IChargeit does not have an audit committee.

(6) Not applicable.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.


ICHARGEIT, INC.

By:  /s/ James F. Carroll
     --------------------
         James F.  Carroll
         Chief Executive Officer & Chief Financial Officer

Dated: April 16, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
iChargeit, Inc.
(Development Stage Company)
Rockwall, TX

We have audited the accompanying consolidated balance sheet of iChargeit, Inc. ("iChargeit") as of June 30, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended and the period from July 1, 2001 (re-entering the development stage) through June 30, 2002. These consolidated financial statements are the responsibility of iChargeit's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iChargeit as of June 30, 2002 and the results of operations and cash flows for the two years ended June 30, 2002 and the period from July 1, 2001 (re-entering the development stage) through June 30,2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that iChargeit will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, iChargeit suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Malone & Bailey, PC
------------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

May  31, 2007

                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002




                                   ASSETS                          $ --
                                                                   ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                 $    784,435
  Accrued expenses                                                      223,966
  Notes payable                                                         395,351
                                                                   ------------
    Total current liabilities                                         1,403,752
                                                                   ------------

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares
  authorized, -0- shares issued and outstanding                            --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 11,306,260 shares issued and outstanding                   11,306
Additional paid in capital                                           13,068,307
Accumulated deficit                                                 (14,477,565)
Accumulated deficit during development stage
                                                                         (5,800)
                                                                   ------------
  Total Stockholders' Deficit                                        (1,403,752)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $       --
                                                                   ============



The accompanying notes are an integral part to these consolidated financial statements.




                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED JUNE 30, 2002 AND 2001, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                                TO JUNE 30, 2002


                                                                                 Re-entering the
                                                     Year Ended     Year Ended   Development
                                                      June 30,       June 30,    Stage to June 30,
                                                       2002           2001            2002
                                                  ------------------------------------------------
    General and administrative expenses           $      1,800    $       --      $      1,800
    Interest expense                                     4,000            --             4,000
                                                  ------------------------------------------------
    LOSS FROM CONTINUING OPERATIONS                      5,800            --             5,800

    DISCONTINUED OPERATIONS
    Loss from discontinued operations                     --           488,067            --
    Loss on disposal of discontinued operations           --         2,942,661            --
                                                  ------------------------------------------------
NET LOSS                                          $     (5,800)   $ (3,430,728)   $     (5,800)
                                                  ================================================


BASIC AND DILUTED LOSS PER SHARE:
   Continuing operations                          $      (0.00)   $      (0.00)
   Discontinued operations                               (0.00)          (0.30)
   Net loss                                              (0.00)          (0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted                                   11,306,260      11,306,260




The accompanying notes are an integral part of these financial statements.



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED JUNE 30, 2002 AND 2001, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                                TO JUNE 30, 2002


                                                                                             Re-entering the
                                                                 Year Ended     Year Ended      Development
                                                                  June 30,      June 30,      Stage to June
                                                                                                   30,
                                                                   2002          2001             2002
                                                              --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $    (5,800)     $(3,430,728)    $    (5,800)
Net loss from discontinued operations                                  --        3,430,728             --
                                                               -----------     -----------     -----------
Net loss from continuing operations                                (5,800)            --             --
Adjustments to reconcile net loss to net cash used in
operating activities:
    Change in accounts payable and accrued expenses                 5,800         (117,964)          5,800
                                                               -----------     -----------     -----------
  Net cash used in continuing operations                             --               --             --
  Net cash used in discontinued operations                           --           (117,964)          --
                                                               -----------     -----------     -----------
  Net cash used in operating activities                              --           (117,964)          --
                                                               -----------     -----------     -----------

NET CHANGE IN CASH                                                   --           (117,964)          --

CASH AT BEGINNING OF PERIOD                                          --            117,964           --

                                                              --------------------------------------------
CASH AT END OF PERIOD                                         $      --        $      --      $      --
                                                              ============================================


Supplemental cash flow information:
   Cash paid for interest                                     $      --      $      --      $      --
   Cash paid for income taxes                                        --             --             --



The accompanying notes are an integral part of these financial statements.



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENT OF
                 STOCKHOLDERS' DEFICIT PERIOD FROM JULY 1, 2001
              (RE-ENTERING THE DEVELOPMENT STAGE) THROUGH JUNE 30,
                                      2002





                                                                                              Accumulated deficit
                                                                           Other        -------------------------------
                                                          Additional    comprehensive     Prior          Development
                                    Common stock       paid in capital     income       operations          stage           Total
                            -------------------------------------------------------------------------------------------------------
                               Shares         Amount

Balance,  June 30, 2000     11,306,260   $     11,306   $ 13,063,307   $    (20,500)   $(11,046,837)   $       --      $  2,007,276
Write-off of unrealized
 loss on marketable
 securities                       --             --             --           20,500            --              --            20,500
Contributed services              --             --            5,000           --              --              --             5,000
Net loss                          --             --             --             --        (3,430,728)           --        (3,430,728)
                            -------------------------------------------------------------------------------------------------------
Balance,  June 30, 2001     11,306,260         11,306     13,068,307           --       (14,477,565)           --        (1,397,952)
Net loss                          --             --             --             --              --            (5,800)         (5,800)
                            -------------------------------------------------------------------------------------------------------
Balance,  June 30, 2002     11,306,260   $     11,306   $ 13,068,307   $       --      $(14,477,565)   $     (5,800)   $ (1,403,752)
                            =======================================================================================================

The accompanying notes are an integral part of these financial statements.

                                 ICHARGEIT, INC.
                           (Development Stage Company)
                 Notes To The Consolidated Financial Statements

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:
-----------------------------------------------

Ichargeit, Inc. ("iChargeit") was involved in the operation of an internet computer supply business until its operations were discontinued in 2001. It has had no business since that time. IChargeit was incorporated as Para-Link, Inc. in the State of Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc. ("iChargeit"), which was incorporated on January 6, 1999 in the State of Nevada. On March 17, 1999, iChargeit changed its name to iChargeit, Inc.. On November 5, 1999 iChargeit was reincorporated in Delaware.

Income Taxes:
-------------

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Earnings per Share:
-------------------

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period covered. As iChargeit has no potentially dilutive securities, therefore fully diluted loss per share is identical to basic loss per share.

Use of Estimates:
-----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Re-entering the Development Stage:
----------------------------------

IChargeit disposed of all of its operations during the year ended June 30, 2001. Since it had no operations, it re-entered the development stage as of July 1, 2001 and will continue in the development stage until it generates revenues from operations.

Marketable Securities
----------------------

Investments include marketable equity securities available for sale at their fair value. For the available for sale securities, any unrealized holding gains and losses are excluded from operating results and are recognized as other comprehensive income (loss). The fair values of the securities at period-end are determined based on prevailing market prices. During the year management may estimate the fair value of securities not regularly traded. Unrealized holding losses of $20,500 were written off to discontinued operations during the year ended June 30, 2001.

Recently Issued Accounting Pronouncements:
------------------------------------------

iChargeit   does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements to have a significant impact on its results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, iChargeit incurred operating losses, and has a negative working capital position as of June 30, 2002. The above factors raise substantial doubt about iChargeit's ability to continue as a going concern. IChargeit's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations. IChargeit plans to raise additional financing and to increase sales volume. There is no assurance that iChargeit will obtain additional financing or achieve profitable operations or cash inflows. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3 - NOTES PAYABLE
----------------------

IChargeit has two notes payable, both originating from the discontinued operations of iChargeit's subsidiary in 2001, of $316, 000 and $75,351. No interest is charged on the $316,000 note. The $75,351 note is in default, accrues interest at 18%, is secured by all assets of Bay Micro, iChargeit's former subsidiary, and guaranteed by iChargeit. As of June 30, 2002, interest of $4,000 was included in the balance of this note.


NOTE 4 - INCOME TAXES
---------------------

IChargeit  has adopted  Statement of  Financial  Accounting  Standards  No. 109,
Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. iChargeit had net losses for the years ended June 30, 2002 and 2001 and therefore had no tax liability. The cumulative net operating loss carry-forward is approximately $4,959,528 and will expire between 2003 and 2023.


         iChargeit's net deferred tax amounts are as follows:

                  Deferred tax asset attributable to:
                  Net operating loss carryover                $  (1,686,240)
                  Less: Valuation allowance                       1,686,240
                                                              -------------

                           Net deferred tax asset             $           0
                                                              =============

NOTE 5 - DISCONTINUED OPERATIONS
--------------------------------

In May of 2001, iChargeit's subsidiary Bay Micro Computers ceased operations. As a result of the shutdown of this business, iChargeit has recorded a loss on disposal of discontinued operations of $2,942,661 and loss from discontinued operations of $488,067 for the year ended June 30, 2001.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

On August 22, 2006 iChargeit was reincorporated in the State of Nevada under the laws of the State of Nevada. On August 22, 2006, iChargeit changed its name to Freestone Resources, Inc.