Form 10QSB
period 2002-09-30
FREESTONE RESOURCES, INC.
filed 2007-06-19
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

      From the transition period from July 1, 2002 to September 30, 2002.

                        Commission File Number 000-28753

                                 ICHARGEIT, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             33-0880427
           --------                                             ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

                    11 Washington Street Hawthorne, NJ 07506
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (973) 949-3200
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [ ] No [x]

As of September 30, 2002 there were 11,306,260 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        7

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                9
Item 2     Changes in Securities                                            9
Item 3     Default upon Senior Securities                                   9
Item 4     Submission of Matters to a Vote of Security Holders              9
Item 5     Other Information                                                9
Item 6     Exhibits and Reports on Form 8-K                                 9




                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                          September 30,      June 30,
                                                              2002             2002
                                                          ------------    ------------


                  ASSETS                                  $       --      $       --
                                                          ============    ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                        $    784,885    $    784,435
  Accrued expenses                                             223,966         223,966
  Notes payable                                                399,064         395,351
                                                          ------------    ------------
    Total current liabilities                                1,407,915       1,403,752
                                                          ------------    ------------


STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares
  authorized, -0- shares issued and outstanding                   --              --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 11,306,260 shares issued and outstanding          11,306          11,306
Additional paid in capital                                  13,068,307      13,068,307
Accumulated deficit                                        (14,477,565)    (14,477,565)
Accumulated deficit during development stage                    (9,963)         (5,800)
                                                          ------------    ------------
  Total Stockholders' Deficit                               (1,407,915)     (1,403,752)
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $       --      $       --
                                                          ============    ============





See Accompanying Notes to Financial Statements




                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF EXPENSES
           THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                              TO SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                                                                      Re-entering the
                                                                                                     Development Stage
                                                                                                            to
                                                           September 30,         September 30,         September 30,
                                                              2002                  2001                  2002
                                                        --------------------------------------------------------------
    General and administrative expenses                 $            450      $            450      $          2,250
    Interest expense                                               3,713                 1,000                 7,713
                                                        --------------------------------------------------------------
NET LOSS                                                $         (4,163)     $         (1,450)     $         (9,963)
                                                        --------------------------------------------------------------


BASIC AND DILUTED LOSS PER SHARE                        $          (0.00)     $          (0.00)


WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted                                             11,306,260            11,306,260





See Accompanying Notes to Financial Statements



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                              TO SEPTEMBER 30, 2002
                                   (UNAUDITED)




                                                                                                       Re-entering the
                                                                                                         Development
                                                                                                           Stage to
                                                                September 30,        September 30,      September 30,
                                                                   2002                 2001                2002
                                                             -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $         (4,163)     $         (1,450)   $         (9,963)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Change in accounts payable and accrued expenses                     4,163                 1,450               9,963
                                                             -----------------------------------------------------------
  Net cash used in operating activities                                     -                     -                   -
                                                             -----------------------------------------------------------

NET CHANGE IN CASH                                                          -                     -                   -


CASH AT BEGINNING OF PERIOD                                                 -                     -                   -

                                                             -----------------------------------------------------------
CASH AT END OF PERIOD                                        $              -      $              -    $              -
                                                             ===========================================================


Supplemental cash flow information:
   Cash paid for interest                                    $              -      $              -    $              -
   Cash paid for income taxes                                               -                     -                   -



See Accompanying Notes to Financial Statements

                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited interim consolidated financial statements of iChargeit, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in iChargeit's June 30, 2002 Form 10-KSB. Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2002 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, iChargeit incurred operating losses, and has a negative working capital position as of September 30, 2002. The above factors raise substantial doubt about iChargeit's ability to continue as a going concern. IChargeit's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations. IChargeit plans to raise additional financing and to increase sales volume. There is no assurance that iChargeit will obtain additional financing or achieve profitable operations or cash inflows. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3 - SUBSEQUENT EVENTS
--------------------------

On August 22, 2006 iChargeit was reincorporated in the State of Nevada under the laws of the State of Nevada. On August 22, 2006, iChargeit changed its name to Freestone Resources, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ICHARGEIT'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN ICHARGEIT'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

General

Ichargeit, Inc. ("iChargeit") was involved in the operation of an internet computer supply business until its operations were discontinued in 2001. It has had no business since that time. IChargeit was incorporated as Para-Link, Inc. in the State of Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc. ("iChargeit"). iChargeit, which was incorporated on January 6, 1999 in the State of Nevada. On March 17, 1999, iChargeit changed its name to iChargeit. On November 5, 1999 iChargeit was reincorporated in Delaware. On August 22, 2006 iChargeit was reincorporated in the State of Nevada under the laws of the State of Nevada. On August 22, 2006, iChargeit changed its name to Freestone Resources, Inc.


RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2002

Our fiscal quarter ended on September 30, 2002. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. We had no revenue since we have no operations.

EXPENSES. Total expenses for the three months ended September 30, 2002, were $4,163 compared with expenses for the three months ended September 30, 2001 of $1,450.

NET LOSS. Net loss for the three months ended September 30, 2002 was $4,163 compared to a net loss of $1,450 for the three months ended September 30, 2001. The net loss per share for the period ended September 30, 2002 was $0.00 compared with net loss per share in the same period in 2001 of $0.00.

LIQUIDITY AND CAPITAL RESOURCES. We have no cash reserves and no liquidity. We are in the process of seeking an acquisition candidate.

Employees

As of September 30, 2002, our President was iChargeit's only employee.


NEED FOR ADDITIONAL FINANCING

IChargeit is in the process of seeking an acquisition candidate in order to return value to its shareholders.

No commitments to provide additional funds have been made by management or other stockholders.

Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of iChargeit.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including iChargeit's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of iChargeit's disclosure controls and procedures as of September 30, 2002. Their evaluation was carried out with the participation of other members of iChargeit's management. Based upon their evaluation, the Certifying Officers concluded that iChargeit's disclosure controls and procedures were not effective. Controls were not effective primarily because of failure to file timely reports and in the course of performing their work, our independent auditors determined there were numerous audit adjustments in various areas due to a lack of resources devoted to the accounting and financial reporting function.

IChargeit's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by iChargeit's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of iChargeit's financial reporting and the preparation of iChargeit's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of iChargeit's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of iChargeit's financial statements in accordance with generally accepted accounting principles, and that iChargeit's receipts and expenditures are being made only in accordance with the authorization of iChargeit's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of iChargeit's assets that could have a material effect on its financial statements. There has been no change in iChargeit's internal control over financial reporting that occurred in the quarter ended September 30, 2002, that has materially affected, or is reasonably likely to affect, iChargeit's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2002.

(b)   Exhibits

Exhibit Number                      Name of Exhibit

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICHARGEIT, INC.

By /s/ James F. Carroll
--------------------------
James F. Carroll, President, CFO

Date: April 16, 2007