Form 10QSB
period 2002-12-31
FREESTONE RESOURCES, INC.
filed 2007-06-19
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934



                        Commission File Number 000-28753

                                ICHARGEIT, INC.
                                ---------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                               33-0880427
----------------------------------                          --------------------
(State or other jurisdiction                                (IRS Employer
 of incorporation or organization)                           Identification No.)

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

                                Yes [ ] No [x]

As of December 31, 2002 there were 11,306,260 shares of Common Stock of the issuer outstanding.

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



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  December 31, 2002     June 30, 2002

                  ASSETS                                         $             -      $             -
                                                                 =======================================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                               $       785,335      $       784,435
  Accrued expenses                                                       223,966              223,966
  Notes payable                                                          402,777              395,351
                                                                 ---------------------------------------
    Total current liabilities                                          1,412,078            1,403,752
                                                                 ---------------------------------------


STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares
  authorized, -0- shares issued and outstanding                                -                    -
Common stock, $.001 par value, 50,000,000 shares
  authorized, 11,306,260 shares issued and outstanding                    11,306               11,306
Additional paid in capital                                            13,068,307           13,068,307
Accumulated deficit                                                  (14,477,565)         (14,477,565)
Accumulated deficit during development stage                             (14,126)              (5,800)
                                                                 ---------------------------------------
  Total Stockholders' Deficit                                         (1,412,078)          (1,403,752)
                                                                 ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $             -      $             -
                                                                 =======================================





See Accompanying Notes to Financial Statements



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF EXPENSES
       THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2002
                                   (UNAUDITED)







                                                                                                                     Re-entering the
                                             Three Months        Three Months      Six Months         Six Months       Development
                                                ended               ended           Ended               Ended           Stage to
                                              December 31,        December 31,     December 31,       December 31,     December 31,
                                                 2002                2001             2002               2001             2002
                                             ---------------------------------------------------------------------------------------

    General and administrative expenses      $            450    $         450    $         900    $          900    $        2,700
    Interest expense                                    3,713            1,000            7,426             2,000            11,426
                                             ---------------------------------------------------------------------------------------
NET LOSS                                     $         (4,163)   $      (1,450)   $      (8,326)   $        (2,900)  $      (14,126)
                                             =======================================================================================


BASIC AND DILUTED LOSS PER SHARE             $          (0.00)   $       (0.00)   $       (0.00)   $         (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted                                  11,306,260       11,306,260       11,306,260         11,306,260






See Accompanying Notes to Financial Statements



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2002
                                   (UNAUDITED)





                                                                                                       Re-entering the
                                                                                                         Development
                                                                                                           Stage to
                                                                December 31,         December 31,        December 31,
                                                                   2002                 2001                2002
                                                             ---------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $         (8,326)     $         (2,900)   $       (14,126)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Change in accounts payable and accrued expenses                     8,326                 2,900             14,126
                                                             ---------------------------------------------------------
  Net cash used in operating activities                                     -                     -                  -
                                                             ---------------------------------------------------------

NET CHANGE IN CASH                                                          -                     -                  -

CASH AT BEGINNING OF PERIOD                                                 -                     -                  -

                                                             ---------------------------------------------------------
CASH AT END OF PERIOD                                        $              -      $              -    $             -
                                                             =========================================================

Supplemental cash flow information:
   Cash paid for interest                                    $              -      $              -    $             -
   Cash paid for income taxes                                $              -      $              -    $             -





See Accompanying Notes to Financial Statements

                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited interim consolidated financial statements of iChargeit, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's June 30, 2002 Form 10-KSB. Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2002 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, iChargeit incurred operating losses, and has a negative working capital position as of December 31, 2002. The above factors raise substantial doubt about iChargeit's ability to continue as a going concern. IChargeit's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations. IChargeit plans to raise additional financing and to increase sales volume. There is no assurance that iChargeit will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3 - SUBSEQUENT EVENTS
--------------------------

On August 22, 2006 iChargeit was reincorporated in the State of Nevada under the laws of the State of Nevada. On August 22, 2006, iChargeit changed its name to Freestone Resources, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

General

Ichargeit, Inc. (The "Company") was involved in the operation of an internet computer supply business until its operations were discontinued in 2001. It has had no business since that time. The Company was incorporated as Para-Link, Inc. in the State of Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc. ("iChargeit"). iChargeit, which was incorporated on January 6, 1999 in the State of Nevada. On March 17, 1999, the Company changed its name to iChargeit. On November 5, 1999 the Company was reincorporated in Delaware. On August 22, 2006 the Company was reincorporated in the State of Nevada under the laws of the State of Nevada. On August 22, 2006, the Company changed its name to Freestone Resources, Inc.


RESULTS FOR THE FISCAL QUARTER ENDED December 31, 2002

Our fiscal quarter ended on December 31, 2002. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. We had no revenue since we have no operations.

EXPENSES. Total expenses for the three months ended December 31, 2002, were $4,163 compared with expenses for the three months ended December 31, 2001 of $1,450. Total expenses for the six months ended December 31, 2002, were $8,326 compared with expenses for the six months ended December 31, 2001 of $2,900.

NET INCOME (LOSS). Net loss for the three months ended December 31, 2002 was ($4,163) compared to a net loss of ($1,450) for the three months ended December 31, 2001. The net loss for the six months ended December 31, 2002 was ($8,326) compared to a net loss of ($2,900) for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES. We have no cash reserves and no liquidity. We are in the process of seeking an acquisition candidate.

Employees

As of December 31, 2002, our President was the Company's only employee.


NEED FOR ADDITIONAL FINANCING

The Company is in the process of seeking an acquisition candidate in order to return value to its shareholders.

No commitments to provide additional funds have been made by management or other stockholders.

Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2002. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were not effective. Controls were not effective primarily because of failure to file timely reports and in the course of performing their work, our independent auditors determined there were numerous audit adjustments in various areas due to a lack of resources devoted to the accounting and financial reporting function.


The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2002, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended December 31, 2002.

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