Form 10QSB
period 2003-03-31
FREESTONE RESOURCES, INC.
filed 2007-06-19
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                           Yes [ ] No [x]

As of March 31, 2003 there were 11,306,260 shares of Common Stock of the issuer outstanding.

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



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                      March 31, 2003       June 30, 2002


                  ASSETS                                           $             -      $             -
                                                                   =======================================


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                 $       785,785      $       784,435
  Accrued expenses                                                         223,966              223,966
  Notes payable                                                            406,490              395,351
                                                                   ---------------------------------------
    Total current liabilities                                            1,416,241            1,403,752
                                                                   ---------------------------------------


STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares
  authorized, -0- shares issued and outstanding                                  -                    -
Common stock, $.001 par value, 50,000,000 shares
  authorized, 11,306,260 shares issued and outstanding                      11,306               11,306
Additional paid in capital                                              13,068,307           13,068,307
Accumulated deficit                                                    (14,477,565)         (14,477,565)
Accumulated deficit during development stage                               (18,289)              (5,800)
                                                                   ---------------------------------------
  Total Stockholders' Deficit                                           (1,416,241)          (1,403,752)
                                                                   ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $             -      $             -
                                                                   =======================================




See Accompanying Notes to Financial Statements



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                                TO MARCH 31, 2003
                                   (UNAUDITED)





                                                                                                                    Re-entering the
                                                Three Months      Three Months    Nine Months       Nine Months       Development
                                                   ended             ended           ended             ended            Stage to
                                                 March 31,         March 31,       March 31,         March 31,         March 31,
                                                   2003              2002            2003              2002              2003
                                             ---------------------------------------------------------------------------------------

    General and administrative expenses      $            450    $          450   $      1,350    $      1,350     $          3,150
    Interest expense                                    3,713             1,000         11,139           3,000               15,139
                                             ---------------------------------------------------------------------------------------
NET LOSS                                     $         (4,163)   $       (1,450)  $    (12,489)   $     (4,350)    $        (18,289)
                                             =======================================================================================


BASIC AND DILUTED LOSS PER SHARE             $          (0.00)   $        (0.00)  $      (0.00)   $      (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted                                  11,306,260        11,306,260     11,306,260      11,306,260


See Accompanying Notes to Financial Statements



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED MARCH 31, 2003 AND 2002, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                                TO MARCH 31, 2003
                                   (UNAUDITED)





                                                                                                         Re-entering the
                                                                                                        Development Stage
                                                                  March 31,            March 31,          to March 31,
                                                                   2003                 2002                 2003
                                                             ------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $        (12,489)     $         (4,350)   $        (18,289)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Change in accounts payable and accrued expenses                    12,489                 4,350              18,289
                                                             ------------------    ----------------    ------------------
  Net cash used in operating activities                                     -                     -                   -
                                                             ------------------    ----------------    ------------------

NET CHANGE IN CASH                                                          -                     -                   -

CASH AT BEGINNING OF PERIOD                                                 -                     -                   -

                                                             ------------------------------------------------------------
CASH AT END OF PERIOD                                        $              -      $              -    $              -
                                                             ============================================================

Supplemental cash flow information:
   Cash paid for interest                                    $              -      $              -    $              -
   Cash paid for income taxes                                               -                     -                   -




See Accompanying Notes to Financial Statements

                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Note 1 - Presentation
---------------------

The accompanying unaudited interim consolidated financial statements of iChargeit, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's June 30, 2002 Form 10-KSB. Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2002 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, iChargeit incurred operating losses, and has a negative working capital position as of March 31, 2003. The above factors raise substantial doubt about iChargeit's ability to continue as a going concern. IChargeit's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations. IChargeit plans to raise additional financing and to increase sales volume. There is no assurance that iChargeit will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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


RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2003

Our fiscal quarter ended on March 31, 2003. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. We had no revenue since we have no operations.

EXPENSES. Total expenses for the three months ended March 31, 2003, were $4,163 compared with expenses for the three months ended March 31, 2002 of $1,450. Total expenses for the nine months ended March 31, 2003, were $12,489 compared with expenses for the three months ended March 31, 2002 of $4,350. The increase is the result of interest accrued on a note payable.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2003 was ($4,163) compared to a net loss of ($1,450) for the three months ended March 31, 2002. The net loss for the nine months ended March 31, 2003 was ($12,489) compared to a net loss of ($1,450) for the nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES. We have no cash reserves and no liquidity. We are in the process of seeking an acquisition candidate.

Employees

As of March 31, 2003, our President was the Company's only employee.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were not effective. Controls were not effective primarily because of failure to file timely reports and in the course of performing their work, our independent auditors determined there were numerous audit adjustments in various areas due to a lack of resources devoted to the accounting and financial reporting function.

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

(a) No reports on Form 8-K were filed during the three months ended March 31, 2003.

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