Form 10KSB
period 2003-06-30
FREESTONE RESOURCES, INC.
filed 2007-06-19
CIK 1089319

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                     For the Fiscal Year Ended June 30, 2003

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
                              YES                  X     NO
                     ---------                 ---------


Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No [ ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003: $11,306

Shares of common stock outstanding at June 30, 2003:    11,306,260

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IChargeit did not submit any matters to a vote to the security holders during the fiscal year ended June 30, 2003.

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

SUMMARY OF 2003

IChargeit has no operations. Minimal expenses are incurred for corporate survival such as filing fees for the State of Delaware and transfer agent fees. In addition to those fees, we incur interest expense on an outstanding note payable.

Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002

In the year ended June 2002, we had a loss of $5,800. The only activity in the year ended June 30, 2002 and 2003 was the payment of basic liabilities as explained above. In the year ended June 30, 2003 we had a loss of $16,652

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of iChargeit, together with the Report of Independent Registered Public Accounting Firm thereon of Malone & Bailey, PC appear on pages F-1 through F-7 of this report.

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


ITEM 8A.   CONTROLS AND PROCEDURES

(a) As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Controls were not effective primarily because of failure to timely file reports and in the course of performing their audit, our independent auditors determined there were numerous audit adjustments in various areas due to a lack of resources devoted to the accounting and financial reporting function. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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


ITEM 10.   EXECUTIVE COMPENSATION

No executive compensation was paid in the year ended June 30, 2003.


ITEM 11.   SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


As of June 30, 2003, the following persons are known to iChargeit to own 5% or more of iChargeit's Voting Stock:

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

None.


ITEM 13.   EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

         Report of Independent Registered Public Accountant

         Balance Sheet as of June 30, 2003

         Statements of Expenses - For the Years Ended June 30, 2003 and 2002, And for the Period July 1, 2002 (Re-entering Development Stage) to June 30, 2003

         Statements of Cash Flows - For the Years Ended June 30, 2003 and 2002, And for the Period July 1, 2002 (Re-entering Development Stage) to June 30, 2003

         Statements of Stockholders' Deficit - For the Years Ended June 30, 2003 and 2002

         Notes to Financial Statements


(b) IChargeit filed the following Form 8-K's in 2003.

None

(c)      Exhibits

31       Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 - CEO and CFO

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2003 was $3,500 and $3,500 for the years ended June 30, 2003 and 2002, respectively.

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

By:  /s/ James F. Carroll
     --------------------
         James F.  Carroll
         Chief Executive Officer & Chief Financial Officer

Dated: April 16, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Ichargeit, Inc.
(Development Stage Company)
Rockwall, TX

We have audited the accompanying balance sheet of iChargeit, Inc. ("iChargeit") as of June 30, 2003 and the related statements of expenses, stockholders' deficit, and cash flows for the two years then ended and the period from July 1, 2001 (re-entering the development stage) through June 30, 2002. These financial statements are the responsibility of iChargeit's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iChargeit as of June 30, 2003 and the results of operations and cash flows for the two years ended June 30, 2003 and the period from July 1, 2001 (re-entering the development stage) through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that iChargeit will continue as a going concern. As discussed in Note 2 to the financial statements, iChargeit suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Malone & Bailey, PC
-----------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

May  31, 2007

                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2003




                           ASSETS                                  $       --
                                                                   ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                 $    786,235
  Accrued expenses                                                      223,966
  Notes payable                                                         410,203
                                                                   ------------
    Total current liabilities                                         1,420,404
                                                                   ------------


STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares
  authorized, -0- shares issued and outstanding                            --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 11,306,260 shares issued and outstanding                   11,306
Additional paid in capital                                           13,068,307
Accumulated deficit                                                 (14,477,565)
Accumulated deficit during development stage
                                                                        (22,452)
                                                                   ------------
  Total Stockholders' Deficit                                        (1,420,404)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $       --
                                                                   ============

The accompanying notes are an integral part of these financial statements.



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF EXPENSES
                 YEARS ENDED JUNE 30, 2003 AND 2002, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                                TO JUNE 30, 2003




                                                                                                      Re-entering the
                                                            Year Ended            Year Ended         Development Stage
                                                             June 30,              June 30,             to June 30,
                                                              2003                  2002                  2003
                                                        ------------------    ------------------    ------------------

    General and administrative expenses                 $          1,800      $          1,800      $          3,600
    Interest expense                                              14,852                 4,000                18,852
                                                        ------------------    ------------------    ------------------
NET LOSS                                                $        (16,652)     $         (5,800)     $        (22,452)
                                                        ==================    ==================    ==================


BASIC AND DILUTED LOSS PER SHARE                        $          (0.00)     $          (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted                                             11,306,260            11,306,260







The accompanying notes are an integral part of these financial statements.



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 YEARS ENDED JUNE 30, 2003 AND 2002, AND FOR THE
          PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT STAGE)
                                TO JUNE 30, 2003





                                                                                                       Re-entering the
                                                                 Year Ended            Year Ended        Development
                                                                  June 30,             June 30,         Stage to June
                                                                                                             30,
                                                                   2003                 2002                2003
                                                             ------------------    ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $        (16,652)     $         (5,800)   $      (22,452)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Change in accounts payable and accrued expenses                    16,652                 5,800            22,452
                                                             ------------------    ----------------    ---------------
  Net cash used in operating activities                                     -                     -                 -
                                                             ------------------    ----------------    ---------------

NET CHANGE IN CASH                                                          -                     -                 -

CASH AT BEGINNING OF PERIOD                                                 -                     -                 -

                                                             ------------------    ----------------    ---------------
CASH AT END OF PERIOD                                        $              -      $              -    $            -
                                                             ==================    ================    ===============

Supplemental cash flow information:
   Cash paid for interest                                    $              -      $              -    $            -
   Cash paid for income taxes                                               -                     -                 -



The accompanying notes are an integral part of these financial statements.



                                 ICHARGEIT, INC.
                           (DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
              PERIOD FROM JULY 1, 2001 (RE-ENTERING THE DEVELOPMENT
                          STAGE) THROUGH JUNE 30, 2003





                                                                                     Accumulated deficit
                                                                             ----------------------------------
                                                              Additional         Prior operations   Development
                                    Common stock           paid in capital                             stage       Total
                            -----------------------------  -----------------------------------------------------------------
                                 Shares          Amount

   Balance,  June 30, 2001      11,306,260  $    11,306    $   13,068,307    $ (14,477,565)   $           -    $ (1,397,952)
   Net loss                              -            -                 -                -           (5,800)        ( 5,800)
                            ------------------------------------------------------------------------------------------------
   Balance,  June 30, 2002      11,306,260       11,306         13,068,307     (14,477,565)          (5,800)     (1,403,752)
   Net loss                              -            -                  -               -          (16,652)        (16,652)
                            ------------------------------------------------------------------------------------------------
   Balance,  June 30, 2003      11,306,260  $    11,306    $   13,068,307    $ (14,477,565)   $     (22,452)   $ (1,420,404)
                            ================================================================================================







The accompanying notes are an integral part of these financial statements.

                                 ICHARGEIT, INC.
                          Notes To Financial Statements
                                  June 30, 2003

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

Nature of Activities, History and Organization:
-----------------------------------------------

Ichargeit, Inc. was involved in the operation of an internet computer supply business until its operations were discontinued in 2001. It has had no business since that time. IChargeit was incorporated as Para-Link, Inc. in Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc., which was incorporated on January 6, 1999 in Nevada. On March 17, 1999, iChargeit changed its name to iChargeit, Inc. On November 5, 1999 iChargeit was reincorporated in Delaware.

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

Re-entering the Development Stage:
----------------------------------

IChargeit disposed of all of its operations during the year ended June 30, 2001. Since it had no operations, it re-entered the development stage and will continue in the development stage until it generates revenues from operations.

Recently Issued Accounting Pronouncements:
------------------------------------------

iChargeit   does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, iChargeit incurred operating losses, and has a negative working capital position as of June 30, 2003. The above factors raise substantial doubt about iChargeit's ability to continue as a going concern. IChargeit's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations. IChargeit plans to raise additional financing and to increase sales volume. There is no assurance that iChargeit will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.


NOTE 3 - NOTES PAYABLE
----------------------

IChargeit has two notes payable, both originating from the discontinued operations of iChargeit's subsidiary in 2001, of $316, 000 and $75,351. No interest is charged on the $316,000 note. The $75,351 note is in default, accrues interest at 18% and is secured by all assets of iChargeit except cash. As of June 30, 2003, interest of $18,852 was included in the balance of this note.


NOTE 4 - INCOME TAXES
---------------------

IChargeit  has adopted  Statement of  Financial  Accounting  Standards  No. 109,
Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. iChargeit had net losses for the years ended June 30, 2003 and 2002 and therefore had no tax liability. The cumulative net operating loss carry-forward is approximately $4,976,180 and will expire between 2004 and 2024.


         iChargeit's net deferred tax amounts are as follows:

                  Deferred tax asset attributable to:
                  Net operating loss carryover                $  ( 1,691,901)
                  Less: Valuation allowance                        1,691,901
                                                              --------------

                           Net deferred tax asset             $            0
                                                              ==============


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

On August 22, 2006 iChargeit was reincorporated in the State of Nevada under the laws of the State of Nevada. On August 22, 2006, iChargeit changed its name to Freestone Resources, Inc.