Form 10KSB
period 2004-06-30
FREESTONE RESOURCES, INC.
filed 2007-08-06
CIK 1089319

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended June 30, 2004

FREESTONE RESOURCES, INC.

000-28753

(Commission File Number)

Delaware	33-0880427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Washington Street, Hawthorne, NJ  07506

(Address of principal executive offices (zip code))

973-949-3200

(Registrant’s telephone number, including area code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past12 months and (2) has been  subject to such filing  requirement  for the past 90days Yes |   | No |X|

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |   | No |X|

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004:  $11,306

Shares of common stock outstanding at June 30, 2004:    11,306,260

PART I.

ITEM 1.        DESCRIPTION OF BUSINESS

ITEM 2.

DESCRIPTION OF PROPERTY

Freestone's corporate offices were located at  11 Washington Street Hawthorne, NJ 07506. Freestone shares these corporate facilities with the President of Freestone, which includes the use of telephones, equipment and the internet.

ITEM  3.

LEGAL PROCEEDINGS

Freestone is not involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Freestone did not submit any matters to a vote to the security holders during the fiscal year ended June 30, 2004.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is currently quoted on the Pink Sheets under the symbol “FSNR.”

The following table sets forth the quarterly high and low bid prices for the Common Stock for 2007.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2007	High	Low
First Quarter	$0.28	$0.13
Second Quarter	$0.30	$0.13
Third Quarter	$0.30	$0.13

Shareholders

As of May 31, 2007, there were approximately 185 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

Freestone has not paid cash dividends on any class of common equity since formation and Freestone does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

Freestone has no warrants outstanding.

ITEM 6

MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2004

Freestone has no operations.  Minimal expenses are incurred for corporate survival such as filing fees for the State of Delaware and transfer agent fees.  In addition to those fees, we incur interest expense on an outstanding note payable.

Year Ended June 30, 2004 Compared to the Year Ended June 30, 2003

In the year ended June 2003, we had a loss of $16,652.  The only activity in the year ended June 30, 2003 and 2004 was the payment of basic liabilities as explained above.  In the year ended June 30, 2004 we had a loss of $18,757.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Freestone, together with the Report of Independent Registered Public Accounting Firm thereon of Malone & Bailey, PC appear on pages F-1 through F-7 of this report.

ITEM 7.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

On July 31, 2006 the management of Freestone Resources, Inc. dismissed Richard A. Eisner & Company, LLP ("Richard Eisner") as its independent auditors.  On July 31, 2006, the management of Freestone engaged Malone & Bailey, PC ("Malone & Bailey”) as its independent public accountants to  audit its financial statements for the fiscal year ending June 30, 2001, June 30, 2002, June 30, 2003, June 30, 2004, June 30, 2005 and June 30, 2006. The decision to dismiss Richard Eisner and to retain Malone and Bailey, PC was recommended by Freestone’s committee and approved by its Board of Directors.

During the most recent fiscal year and any subsequent  interim period prior to engaging Malone & Bailey,  Freestone did not consult with Malone & Bailey  regarding  either (i) the  application  of accounting  principals to a specified  transaction,  either completed  or proposed;  or the type of audit  opinion that might be rendered on the  Company's  financial  statements;  or (ii) any  matter  that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the  related  instructions)  or a reportable  event (as defined in Item 304(a)(1)(v)  of  Regulation  S-K).  Malone & Bailey, PC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish Freestone with a letter addressed to the Commission containing any new information, clarification of Freestone's expression of its views, or the  respects in which it does not agree with the statements made by Freestone in response to Item 304(a).  Malone & Bailey, PC did not furnish a letter to the Commission.

Freestone has requested that Eisner review the disclosure and give him an opportunity to furnish the  Registrant  with a letter  addressed to the Commission  containing  any  new  information,  clarification  of the  Company's expression  of its  views,  or the  respect  in which it does not agree with the statements  made by the  Company  herein.  Any such letter, when received, will be filed by amendment to the 8-K filed by Freestone on June 7, 2007.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Controls were not effective primarily because of failure to timely file reports and in the course of performing their audit, our independent auditors determined there were numerous audit adjustments in various areas due to a lack of resources devoted to the accounting and financial reporting function.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following persons serve as directors and officers of Freestone.

James F. Carroll Chief Executive Officer, President, Chief Financial Officer and Director

JAMES F. CARROLL, 46, has served as the Chief Financial Officer and

Treasurer of Freestone since May 1, 1999. He has served as a director of

Freestone since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by F. Schumacher & Co., a New York Fabric Company, as a manager of Production, Purchasing and Inventory. Mr. Carroll received a B.B.A. degree in accounting from Pace University of New York in 1985.

ITEM 10.

EXECUTIVE COMPENSATION

No executive compensation was paid in the year ended June 30, 2004.

ITEM 11.

SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of June 30, 2004, the following persons are known to Freestone to own 5% or more of Freestone's Voting Stock:

                                                 AMOUNT               PERCENT

Name and Address                            BENEFICIALLY OWNED*       OF CLASS

----------------

Saeid "Andrew" Akavan                2,224,301           19.67%

2184 West 190th Street

Torrance California 90504

Jesse Cohen                          2,172,500            19.21%

2184 West 190th Street,

Torrance, California  90504

Future Holdings Corp.                 1,185,000            10.48%

133 Rolling Hills Road

Clifton, New Jersey  07103

James F. Carroll                        481,325             4.26%

2184 West 190th Street,

Torrance, California  90504

Alexis Quintana                         378,882             3.35%

2184 West 190thStreet

Torrance, California  90504

Randall S. Waldman                       257,500            2.28%

2184 West 190th Street,

Torrance, California  90504

All directors and officers                      6,699,508               59.00%

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

ITEM 13.

EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accountant

Consolidated Balance Sheet as of June 30, 2004

Consolidated Statements of Expenses – For the Years Ended June 30, 2004 and 2003, And for the Period July 1, 2001 (Re-entering Development Stage) to June 30, 2004

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2004 and 2003, And for the Period July 1, 2001 (Re-entering Development Stage) to June 30, 2004

Consolidated Statements of Stockholders’ Deficit – Period from July 1, 2001 (Re-entering the Development Stage) Through June 30, 2004

Notes to Consolidated Financial Statements

(b) Freestone filed the following Form 8-K’s in 2004.

None

(c)

Exhibits

31

Certification

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2004 was $3,500 and $3,500 for the years ended June 30, 2004 and 2003, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Freestone does not have an audit committee.

(6)

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

FREESTONE RESOURCES, INC.

By:

/s/  James F. Carroll

James F.  Carroll

Chief Executive Officer & Chief Financial Officer

Dated: July 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Freestone Resources, Inc.

(Development Stage Company)

Rockwall, TX

We have audited the accompanying consolidated balance sheet of Freestone Resources, Inc. (“Freestone”) as of June 30, 2004 and the related consolidated statements of expenses, stockholders’ deficit, and cash flows for the two years then ended and the period from July 1, 2001 (re-entering the development stage) through June 30, 2004.  These consolidated financial statements are the responsibility of Freestone's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone as of June 30, 2004 and the results of operations and cash flows for the two years ended June 30, 2004 and the period from July 1, 2001 (re-entering the development stage) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Freestone will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Freestone suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Malone & Bailey, PC

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

July 25, 2007

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

June 30, 2004

ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 788,035
Accrued expenses	223,966
Notes payable	427,160
Total current liabilities	1,439,161

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 11,306,260 shares issued and outstanding	11,306
Additional paid in capital	13,068,307
Accumulated deficit	(14,477,565)
Accumulated deficit during development stage	(41,209)
Total stockholders’ deficit	(1,439,161)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

Years Ended June 30, 2004 and 2003, and for the

Period from July 1, 2001 (Re-entering the Development Stage)

to June 30, 2004

	Year Ended June 30,	Year Ended June 30,	Re-entering the Development Stage to June 30,
	2004	2003	2004

General and administrative expenses	$ 1,800	$ 1,800	$ 5,400
Interest expense	16,957	14,852	35,809
Net loss	$ (18,757)	$ (16,652)	$ (41,209)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	11,306,260	11,306,260

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2004 and 2003, and for the

Period from July 1, 2001 (Re-entering the Development Stage)

to June 30, 2004

	Year Ended June 30,	Year Ended June 30,	Re-entering the Development Stage to June 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (18,757)	$ (16,652)	$ (41,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in accounts payable and accrued expenses	18,757	16,652	41,209
Net cash used in operating activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$ -	$ -	$ -

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Period from July 1, 2001 (Re-entering the Development Stage) through June 30, 2004

	Common stock		Additional paid in capital	Accumulated deficit		Total
				Prior operations	Development stage
	Shares	Amount
Balance, June 30, 2001	11,306,260	$ 11,306	$ 13,068,307	$ (14,477,565)	$ -	$ (1,397,952)
Net loss	-	-	-	-	(5,800)	(5,800)
Balance, June 30, 2002	11,306,260	11,306	13,068,307	(14,477,565)	(5,800)	(1,403,752)
Net loss	-	-	-	-	(16,652)	(16,652)
Balance, June 30, 2003	11,306,260	11,306	13,068,307	(14,477,565)	(22,452)	(1,420,404)
Net loss	-	-	-	-	(18,757)	(18,757)
Balance, June 30, 2004	11,306,260	$ 11,306	$ 13,068,307	$ (14,477,565)	$ (41,209)	$ (1,439,161)

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

Notes To Consolidated Financial Statements

June 30, 2004

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Freestone Resources, Inc. was involved in the operation of an internet computer supply business until its operations were discontinued in 2001.  It has had no business since that time.  Freestone was incorporated as Para-Link, Inc. in Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc., which was incorporated on January 6, 1999 in Nevada.  On March 17, 1999, Para-Link, Inc. changed its name to iChargeit, Inc. On November 5, 1999 iChargeit was reincorporated in Delaware.  On August 22, 2006, iChargeit was reincorporated in Nevada and changed its name to Freestone Resources, Inc.

Income Taxes:

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

Earnings per Share:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period covered.  As Freestone has no potentially dilutive securities, therefore fully diluted loss per share is identical to basic loss per share.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Re-entering the Development Stage:

Freestone disposed of all of its operations during the year ended June 30, 2001. Since it had no operations, it re-entered the development stage and will continue in the development stage until it generates revenues from operations.

Recently Issued Accounting Pronouncements:

Freestone does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, Freestone incurred operating losses, and has a negative working capital position as of June 30, 2004.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3 – NOTES PAYABLE

Freestone has two notes payable, both originating from the discontinued operations of Freestone’s subsidiary in 2001, of $316, 000 and $75,351.  No interest is charged on the $316,000 note. The $75,351 note is in default, accrues interest at 18% and is secured by all assets of Freestone except cash.  As of June 30, 2004, interest of $35,809 was included in the balance of this note.

NOTE 4 – INCOME TAXES

Freestone has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.  Freestone had net losses for the years ended June 30, 2004 and 2003 and therefore had no tax liability. The cumulative net operating loss carry-forward is approximately $4,994,937 and will expire between 2004 and 2025.

Freestone’s net deferred tax amounts are as follows:

Deferred tax asset attributable to:

Net operating loss carryover

$  (1,698,279)

Less: Valuation allowance

      1,698,279

Net deferred tax asset

$                  0

NOTE 5 – SUBSEQUENT EVENTS

On August 22, 2006, Freestone was reincorporated in Nevada and changed its name from iChargeit, Inc. to Freestone Resources, Inc.