Form 10QSB
period 2005-03-31
FREESTONE RESOURCES, INC.
filed 2007-08-06
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005 there were 11,306,260 shares of Common Stock of the issuer outstanding.

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

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31, 2005	June 30, 2004
ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 783,513	$ 788,035
Accrued expenses	223,966	223,966
Accounts payable – related party	5,872	-
Notes payable	442,167	427,160
Total current liabilities	1,455,518	1,439,160

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 15,336,260 and 11,306,260 shares issued and outstanding	15,336	11,306
Additional paid in capital	13,068,307	13,068,307
Accumulated deficit	(14,477,565)	(14,477,565)
Accumulated deficit during development stage	(61,596)	(41,209)
Total stockholders’ deficit	(1,455,518)	(1,439,160)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -	$ -

See accompanying notes to financial statements

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended March 31, 2005 and 2004, and for the

Period from July 1, 2001 (Re-entering the Development Stage)

to March 31, 2005

(Unaudited)

	Three Months ended March 31,	Three Months ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,	Re-entering the Development Stage to March 31,
	2005	2004	2005	2004	2005

General and administrative expenses	$ 450	$ 450	$ 5,380	$ 1,350	$ 10,780
Interest expense	5,002	4,239	15,007	12,718	50,816
Net loss	$ (5,452)	$ (4,689)	$ (20,387)	$ (14,068)	$ (61,596)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	15,336,260	11,306,260	14,674,399	11,306,260

See accompanying notes to financial statements

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2005 and 2004, and for the

Period from July 1, 2001 (Re-entering the Development Stage)

to March 31, 2005

 (Unaudited)

	March 31,	March 31,	Re-entering the Development Stage to March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (20,387)	$ (14,068)	$ (61,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	4,030	-	4,030
Change in accounts payable and accrued expenses	10,485	14,068	51,694
Change in accounts payable – related party	5,872	-	5,872
Net cash used in operating activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$ -	$ -	$ -

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

See accompanying notes to financial statements

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Freestone Resources, Inc. (“Freestone”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2004 Form 10-KSB.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the Form 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of March 31, 2005.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2005

Our fiscal quarter ended on March 31, 2005.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  We had no revenue since we have no operations.

EXPENSES. Total expenses for the three months ended March 31, 2005, were $5,452 compared with expenses for the three months ended March 31, 2004 of $4,689. Total expenses for the nine months ended March 31, 2005, were $20,387 compared with expenses for the three months ended March 31, 2004 of $14,068. The increase is the result of interest accrued on a note payable.

NET LOSS. Net loss for the three months ended March 31, 2005 was $5,452 compared to a net loss of $4,689 for the three months ended March 31, 2004. The net loss for the nine months ended March 31, 2005 was $20,387 compared to a net loss of $14,068 for the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES. We have no cash reserves and no liquidity. We are in the process of seeking an acquisition candidate.

Employees

As of March 31, 2005, our President was the Company’s only employee.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective. Controls were not effective primarily because of failure to file timely reports and in the course of performing their work, our independent auditors determined there were numerous audit adjustments in various areas due to a lack of resources devoted to the accounting and financial reporting function.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2005.

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