Form 10QSB
period 2006-09-30
FREESTONE RESOURCES, INC.
filed 2007-11-01
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from July 1, 2006 to September 30, 2006.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |   | No |X|

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |    |

As of September 30, 2006 there were 15,436,260 shares of Common Stock of the issuer outstanding.

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

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2006	June 30, 2006
ASSETS
Note receivable	$ 16,468	$ 16,721
Prepaid expenses	6,000	-
TOTAL ASSETS	$ 22,468	$ 16,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 10,428	$ -
Accounts payable – related party	5,872	5,872
Notes payable	153,694	153,694
Total current liabilities	169,994	159,566

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 15,436,260 shares issued and outstanding	15,436	15,336
Additional paid in capital	13,082,207	13,068,307
Accumulated deficit	(13,134,964)	(13,134,964)
Accumulated deficit during development stage	(110,205)	(91,524)
Total stockholders’ deficit	(147,526)	(142,845)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 22,468	$ 16,721

See accompanying notes to financial statements

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

Three Months Ended September 30, 2006 and 2005, and for the

Period from July 1, 2001 (Re-entering the Development Stage)

to September 30, 2006

(Unaudited)

	September 30,	September 30,	Re-entering the Development Stage to September 30,
	2006	2005	2006

General and administrative expenses	$ 18,981	$ 450	$ 31,862
Interest expense	-	5,631	78,343
Net loss	$ (18,981)	$ (6,081)	$ (110,205)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	n/a

Weighted average shares outstanding:
Basic and diluted	15,400,390	15,336,260	n/a

See accompanying notes to financial statements

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2006 and 2005, and for the

Period from July 1, 2001 (Re-entering the Development Stage)

to September 30, 2006

 (Unaudited)

	September 30,	September 30,	Re-entering the Development Stage to September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (18,981)	$ (6,081)	$ (110,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	14,000	-	18,030
Change in note receivable and prepaid expenses	(5,747)	-	(2,468)
Change in accounts payable and accrued expenses	10,428	(6,081)	88,771
Change in accounts payable – related party	-	-	5,872
Net cash used in operating activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$ -	$ -	$ -

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

See accompanying notes to financial statements

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Freestone Resources, Inc. (“Freestone”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Freestone’s June 30, 2006 Form 10-KSB. Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of September 30, 2006.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3 – COMMON STOCK

During the three months ended September 30, 2006 Freestone issued 100,000 shares of common stock valued at $14,000 to consultants for services.

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

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2006

Our fiscal quarter ended on September 30, 2006.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  We had no revenue since we have no operations.

EXPENSES. Total expenses for the three months ended September 30, 2006, were $18,981 compared with expenses for the three months ended September 30, 2005 of $6,081.

NET LOSS. Net loss for the three months ended September 30, 2006 was $18,981 compared to a net loss of $6,081 for the three months ended September 30, 2005. The net loss per share for the period ended September 30, 2006 was $0.00 compared with net loss per share in the same period in 2005 of $0.00.

LIQUIDITY AND CAPITAL RESOURCES. We have no cash reserves and no liquidity. We are in the process of seeking an acquisition candidate.

Employees

As of September 30, 2006, our President was Freestone’s only employee.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of Freestone’s disclosure controls and procedures as of September 30, 2006. Their evaluation was carried out with the participation of other members of Freestone’s management. Based upon their evaluation, the Certifying Officers concluded that Freestone’s disclosure controls and procedures were not effective. Controls were not effective primarily because of failure to file timely reports and in the course of performing their work, our independent auditors determined there were numerous adjustments in various areas due to a lack of resources devoted to the accounting and financial reporting function.

Freestone’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by Freestone’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of Freestone’s financial reporting and the preparation of Freestone’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Freestone’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of Freestone’s financial statements in accordance with generally accepted accounting principles, and that Freestone’s receipts and expenditures are being made only in accordance with the authorization of Freestone’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Freestone’s assets that could have a material effect on its financial statements. There has been no change in Freestone’s internal control over financial reporting that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, Freestone’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)

On July 10, 2006 we filed an 8-K whereby we announced the entry into a definitive agreement to purchase Freestone Oil & Gas, Inc. As of the date of this filing the conditions to close have not been met.

(b)

On August 2, 2006 we filed an 8-K announcing our name change to Freestone Resources, Inc.

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

Date: October 16, 2007