Form 10KSB
period 2007-06-30
FREESTONE RESOURCES, INC.
filed 2007-11-01
CIK 1089319

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended June 30, 2007

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

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |    |

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007:  $1,124,586

Shares of common stock outstanding at June 30, 2007:     19,800,260

PART I.

ITEM 1.        DESCRIPTION OF BUSINESS

Freestone currently has no operations and is looking for an acquisition candidate.

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

Freestone did not submit any matters to a vote to the security holders during the fiscal year ended June 30, 2007.

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

Shareholders

As of September 30, 2007, there were approximately 182 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

Freestone has not paid cash dividends on any class of common equity since formation and Freestone does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

Freestone has no warrants outstanding.

ITEM 6

MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2007

Freestone has no operations.  Minimal expenses are incurred for corporate survival such as filing fees for the State of Delaware and transfer agent fees.  In addition to those fees, we incur interest expense on an outstanding note payable. In November of 2006, the statue of limitations expired on this note payable which was issued by Freestone in 2002.  Freestone wrote off the entire balance, including interest, of $165,388 during the year ended June 30, 2007.  The income from this write off is reported as a gain on debt forgiveness in the accompanying financial statements.

Freestone also paid consultants by the issuance of common stock for their work in bringing the books and records up to date and in compliance with regulatory laws as well as giving financial,

capital and operational consulting to the company. Freestone issued a total of 3,924,000 valued at a total of $642,820 in the year ended June 30, 2007.

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

In the year ended June 2007, we had a net loss of $508,392 compared to a net loss of $4,476 in the year ended June 30, 2006.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Freestone, together with the Report of Independent Registered Public Accounting Firm thereon of Malone & Bailey, PC appear on pages F-1 through F-7 of this report.

ITEM 7.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

On July 31, 2006 the management of Freestone Resources, Inc. dismissed Richard A. Eisner & Company, LLP ("Richard Eisner") as its independent auditors.  On July 31, 2006, the management of Freestone engaged Malone & Bailey, PC ("Malone & Bailey”) as its independent public accountants to audit its financial statements for the fiscal year ending June 30, 2001, June 30, 2002, June 30, 2003, June 30, 2004, June 30, 2005 and June 30, 2006. The decision to dismiss Richard Eisner and to retain Malone and Bailey, PC was recommended by Freestone’s committee and approved by its Board of Directors. The Company subsequently extended that engagement to include the audit of the financial statements for June 30, 2007.

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

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Controls were not effective primarily because of failure to timely file reports and in the course of performing their audit, our independent auditors determined there were numerous audit adjustments in various areas due to a lack of resources devoted to the accounting and financial reporting function.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 10.

EXECUTIVE COMPENSATION

No executive compensation was paid in the year ended June 30, 2007.

ITEM 11.

SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of September 30, 2007, the following persons are known to Freestone to own 5% or more of Freestone's Voting Stock:

                                                 AMOUNT               PERCENT

Name and Address                            BENEFICIALLY OWNED*       OF CLASS

----------------

Saeid "Andrew" Akavan                 2,224,301              11.55%

2184 West 190th Street

Torrance California 90504

James F. Carroll                      1,331,325               6.91%

2184 West 190th Street,

Torrance, California  90504

Red Rock Capital Advisors, LLC

2,000,000

10.38%

668 Oakmont Avenue

Las Vegas, NV 89109

FTH, Inc.                              2,000,000             10.38%

133 Rolling Hills Road

Clifton, New Jersey  07103

All directors and officers                    1,331,325               6.91%

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

ITEM 13.

EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accountant

Consolidated Balance Sheet as of June 30, 2007

Consolidated Statements of Expenses – For the Years Ended June 30, 2007 and 2006, And for the Period July 1, 2001 (Re-entering Development Stage) to June 30, 2007

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2007 and 2006, And for the Period July 1, 2001 (Re-entering Development Stage) to June 30, 2007

Consolidated Statements of Stockholders’ Deficit – Period from July 1, 2001 (Re-entering the Development Stage) Through June 30, 2007

Notes to Consolidated Financial Statements

(b) Freestone filed the following Form 8-K’s in the year ended June 30, 2007.

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

Certification

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2007 was $6,000 and $3,500 for the years ended June 30, 2007 and 2006, respectively.

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

Dated: October 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Freestone Resources, Inc.

(Development Stage Company)

Rockwall, TX

We have audited the accompanying consolidated balance sheet of Freestone Resources, Inc. (“Freestone”) as of June 30, 2007 and the related consolidated statements of expenses, stockholders’ deficit, and cash flows for the two years then ended and the period from July 1, 2001 (re-entering the development stage) through June 30, 2007.  These consolidated financial statements are the responsibility of Freestone's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone as of June 30, 2007 and the results of operations and cash flows for the two years ended June 30, 2007 and the period from July 1, 2001 (re-entering the development stage) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Malone & Bailey, PC

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

October 25, 2007

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

June 30, 2007

ASSETS

Current assets
Note receivable	$ 16,468
TOTAL ASSETS	$ 16,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 19,013
Accounts payable – related party	5,872
Total current liabilities	24,885

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 19,260,260 shares issued and outstanding	19,260
Additional paid in capital	13,707,203
Accumulated deficit	(13,134,964)
Accumulated deficit during development stage	(599,916)
Total stockholders’ deficit	(8,417)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 16,468

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

Years Ended June 30, 2007 and 2006, and for the

Period from July 1, 2001 (Re-entering the Development Stage)

to June 30, 2007

	Year Ended June 30,	Year Ended June 30,	Re-entering the Development Stage to June 30,
	2007	2006	2007

General and administrative expenses	$ 662,086	$ 1,951	$ 675,267
Interest expense	11,694	22,525	90,037
Gain on debt forgiveness	(165,388)	-	(165,388)
Loss from continuing operations	(508,392)	(24,476)	(599,916)

Discontinued operations
Income from discontinued operations	-	20,000	-
NET LOSS	$ (508,392)	$ (4,476)	$ (599,916)

Basic and diluted income (loss) per share:
Continuing operations	$ (0.03)	$ (0.00)	n/a
Discontinued operations	0.00	0.00	n/a
Net loss	(0.03)	(0.00)	n/a

Weighted average shares outstanding:
Basic and diluted	17,640,989	15,336,260	n/a

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2007 and 2006, and for the

Period from July 1, 2001 (Re-entering the Development Stage)

to June 30, 2007

	Year Ended June 30,	Year Ended June 30,	Re-entering the Development Stage to June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (508,392)	$ (4,476)	$ (599,916)
Net income from discontinued operations	-	(20,000)	-
Net loss from continuing operations	(508,392)	(24,476)	(599,916)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Common stock issued for services	642,820	-	646,850
Gain on debt forgiveness	(165,388)	-	(165,388)
Change in note receivable	253	-	3,532
Change in accounts payable and accrued expenses	30,707	24,476	109,050
Change in accounts payable – related party	-	-	5,872
Net cash used in operating activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$ -	$ -	$ -

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

 (DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Period from July 1, 2001 (Re-entering the Development Stage) through June 30, 2007

	Common stock		Additional paid in capital	Accumulated deficit		Total
				Prior operations	Development stage
	Shares	Amount
Balance, June 30, 2001	11,306,260	$ 11,306	$ 13,068,307	$ (14,477,565)	$ -	$ (1,397,952)
Net loss	-	-	-	-	(5,800)	(5,800)
Balance, June 30, 2002	11,306,260	11,306	13,068,307	(14,477,565)	(5,800)	(1,403,752)
Net loss	-	-	-	-	(16,652)	(16,652)
Balance, June 30, 2003	11,306,260	11,306	13,068,307	(14,477,565)	(22,452)	(1,420,404)
Net loss	-	-	-	-	(18,757)	(18,757)
Balance, June 30, 2004	11,306,260	11,306	13,068,307	(14,477,565)	(41,209)	(1,439,161)
Common stock issued for services	4,030,000	4,030	-	-	-	4,030
Net income (loss)	-	-	-	1,322,601	(25,839)	1,296,762
Balance, June 30, 2005	15,336,260	15,336	13,068,307	(13,154,964)	(67,048)	(138,369)
Net income (loss)	-	-	-	20,000	(24,476)	1,296,762
Balance, June 30, 2006	15,336,260	15,336	13,068,307	(13,134,964)	(91,524)	(142,845)
Common stock issued for services	3,924,000	3,924	638,896	-	-	642,820
Net income (loss)	-	-	-	-	(508,392)	(508,392)
Balance, June 30, 2007	19,260,260	$ 19,260	$ 13,707,203	$ (13,134,964)	$ (599,916)	$ (8,417)

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.

(formerly iChargeit, Inc.)

Notes To Consolidated Financial Statements

June 30, 2007

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Freestone Resources, Inc. was involved in the operation of an internet computer supply business until its operations were discontinued in 2001.  It has had no business since that time.  Freestone was incorporated as Para-Link, Inc. in Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc., which was incorporated on January 6, 1999 in Nevada.  On March 17, 1999, Para-Link, Inc. changed its name to iChargeit, Inc. On November 5, 1999 iChargeit was reincorporated in Delaware.  On August 22, 2007, iChargeit was reincorporated in Nevada and changed its name to Freestone Resources, Inc.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, Freestone incurred operating losses, and has a negative working capital position as of June 30, 2007.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3 – DEBT FORGIVENESS

In November of 2006, the statue of limitations expired for a long term note payable issued by Freestone in 2002.  Freestone wrote off the entire balance including interest, of $165,388 during the year ended June 30, 2007.  The income from this write off is reported as a gain on debt forgiveness in the accompanying financial statements.

NOTE 4 – INCOME TAXES

Freestone has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.  Freestone had net losses for the years ended June 30, 2007 and 2006 and therefore had no tax liability. The cumulative net operating loss carry-forward includes amounts from both continuing and discontinued operations and is approximately $3,568,223 and will expire between 2003 and 2027.

Freestone’s net deferred tax amounts are as follows:

Deferred tax asset attributable to:

Net operating loss carryover

$  (1,248,878)

Less: Valuation allowance

      1,248,878

Net deferred tax asset

$                  0

NOTE 5 – ACCOUNTS PAYABLE - RELATED PARTY

During the year ended June 30, 2005, an officer paid $5,872 of expenses on behalf of Freestone.

NOTE 6 – COMMON STOCK

In August 2006, Freestone issued 100,000 shares of common stock valued at $14,000 to two consultants for services.

In October of 2006, Freestone issued 2,450,000 shares of common stock valued at $379,500 to two consultants for services.

In February 2007, Freestone issued 1,274,000 shares of common stock valued at $229,320 to a consultant for services.

In March 2007, Freestone issued 100,000 shares of common stock valued at $20,000 to a consultant for services.

NOTE 7 – DISCONTINUED OPERATIONS AND NOTE RECEIVABLE

In May of 2005, the statute of limitations expired for certain liabilities that originated from the discontinued operations of Freestone’s subsidiary in 2001. Freestone wrote off $1,322,601 of these liabilities for the year ended June 30, 2005.  The income from these write offs is reported as income from discontinued operations in the accompanying financial statements.

In May of 2006, Freestone sold a note receivable that originated from the discontinued operations of its subsidiary in 2001 for $20,000 to Capital Financial Consultants, Inc. Because the note had been previously written off to discontinued operations in 2001, the amount of the note was recorded as income from discontinued operations.  Freestone, Inc. did not receive cash in the transaction.  Instead they received a commitment by Capital Financial Consultants, Inc. to pay for expenses on behalf of Freestone, Inc.  Capital Financial Consultants has paid $3,532 expenses on behalf of Freestone, Inc.  These payments reduced the amount of the note receivable to $16,468.

NOTE 8 – SUBSEQUENT EVENTS

In August 2007, Freestone issued 540,000 shares of common stock valued at $108,000 to three consultants for services.