Form 10-Q
period 2007-09-30
FREESTONE RESOURCES, INC.
filed 2008-06-18
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-28753

FREESTONE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware 33-0880427
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

11 Washington Street Hawthorne, NJ 07506
(Address of principal executive offices)

  (973) 949-3200
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |   | No |X|

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer                                           [   ]                                Accelerated Filer                                                      [   ]
Non-Accredited Filer                                             [   ]                                Smaller Reporting Company                                   [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |X| No |    |

As of June 10, 2008 there were 50,025,260 shares of Common Stock of the issuer outstanding.

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

FREESTONE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2007	June 30, 2007
ASSETS
Current Assets
Note receivable	$16,468	$16,468
TOTAL ASSETS	$16,468	$16,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$29,038	$19,013
Accounts payable – related party	5,872	5,872
Total current liabilities	34,910	24,885

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 19,800,260 and 19,260,260 shares issued and outstanding respectively	19,800	19,260
Additional paid in capital	13,814,663	13,707,203
Accumulated deficit	(13,134,964)	(13,134,964)
Accumulated deficit during exploration stage	(717,941)	(599,916)
Total stockholders’ deficit	(18,442)	(8,417)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,468	$16,468

See accompanying notes to financial statements

FREESTONE RESOURCES, INC.

 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2007 and 2006, and the
Period from July 1, 2001 (Re-entering the Exploration Stage)
to September 30, 2007
(Unaudited)

	Three Months ended September 30,	Three Months ended September 30,	Re-entering the Exploration Stage to September 30,
	2007	2006	2007

General and administrative expenses	$118,025	$18,981	$793,292
Interest expense	-	-	90,037
Gain on debt forgiveness	-	-	(165,388)
Net loss	$(118,025)	$(18,981)	$(717,941)

Basic and diluted loss per share	$(0.01)	$(0.00)	n/a

Weighted average shares outstanding:
Basic and diluted	19,577,217	15,400,390	n/a

See accompanying notes to financial statements

FREESTONE RESOURCES, INC.

 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2007 and 2006, and for the
Period from July 1, 2001 (Re-entering the Exploration Stage)
to September 30, 2007
 (Unaudited)

	September 30,	September 30,	Re-entering the Exploration Stage to September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,025)	$(18,981)	$(717,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	108,000	14,000	754,850
Gain on debt forgiveness	-	-	(165,388)
Change in note receivable	-	(5,747)	3,532
Change in accounts payable and accrued expenses	10,025	10,428	119,075
Change in accounts payable – related party	-	-	5,872
Net cash used in operating activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes to financial statements

FREESTONE RESOURCES, INC.

 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Freestone Resources, Inc. (“Freestone”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2007 Form 10-KSB.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of September 30, 2007.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3 – COMMON STOCK

During the three months ended September 30, 2007 Freestone issued 540,000 shares of common stock valued at $108,000 to consultants for services.

NOTE 4 – SUBSEQUENT EVENTS

On November 1, 2007, the Company agreed to issue 30,000,000 shares of common stock in exchange for a building, certain oil and gas assets, assuming liabilities related to those assets and receipt of a contract for Petrozene.  Petrozene is a chemical which dissolves parafins and asphaltines in oil wells, oil tanks, and other oil structures and therefore is used as an aid to increase production of oil and gas properties..  The transaction resulted in a change of control of the Company.

In conjunction with the issuance of the 30,000,000 shares disclosed above, the following persons became officers and directors of the Registrant. They are as follows:

Lloyd Lane                                            President and Director
James Carroll                                         Vice President and Director
Tom Bonner                                           Secretary and Director
Mike Doran                                            Vice President and Director
Clayton Carter                                       Vice President and Director

On December 12, 2007, the Company issued 200,000 shares of common stock for services.On March 24, 2008, the Company issued 25,000 shares of common stock for services.
On March 31, 2008, James Carroll resigned as CEO of the Corporation and Lloyd Lane was appointed CEO. Mr. Carroll remained as CFO.

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

General

Freestone Resources, Inc. was involved in the operation of an internet computer supply business until its operations were discontinued in 2001. It has had no business since that time. The Company was incorporated as Para-Link, Inc. in the State of Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc. ("iChargeit"). iChargeit was incorporated on January 6, 1999 in the State of Nevada. On March 17, 1999, the Company changed its name to iChargeit. On November 5, 1999 the Company was reincorporated in Delaware. On August 22, 2007, the Company was reincorporated in Nevada and changed its name to Freestone Resources, Inc. in anticipation of going into the oil and gas business. The Company had been negotiating on certain oil and gas properties and other assets which the Company purchased in November 2007.

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2007

Our fiscal quarter ended on September 30, 2007.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  We had no revenue since we have no operations.

EXPENSES. Total expenses for the three months ended September 30, 2007, were $118,025 compared with expenses for the three months ended September 30, 2006 of $18,981. Of the $118,025, $108,000 relates to a non-cash item of common stock issued for services.

NET LOSS. Net loss for the three months ended September 30, 2007 was $(118,025) compared to a net loss of $(18,981) for the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES. We have no cash reserves and no liquidity. We continue to be in the process of seeking an acquisition candidate or assets to purchase.

Employees

As of September 30, 2007, our President was the Company’s only employee.

NEED FOR ADDITIONAL FINANCING

The Company is in the process of seeking an acquisition candidate or assets in order to return value to its shareholders.

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern qualification in their report included in our annual report on Form 10-KSB for the year ended June 30, 2007, which raises substantial doubt about our ability to continue as a going concern.

Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Controls over Financial Reporting
We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2007.

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

By /s/ Lloyd Lane

Lloyd Lane, President, CEO

Date: May 20, 2008