Form 10-Q
period 2007-12-31
FREESTONE RESOURCES, INC.
filed 2008-07-17
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Freestone Resources, Inc.
Consolidated Balance Sheets
 (Unaudited)

	As of December 31, 2007	As of June 30, 2007
Assets
Current Assets
Cash	$3,849	$-
Accounts receivable	286,297	-
Note receivable	16,468	16,468
Total current assets	306,614	16,468

Proved oil and gas properties, full cost accounting, net	59,963	-
Equipment and other fixed assets, net	265,273	-

Other assets - Petrozene contract, net	1,000	-

Total Assets	$632,850	$16,468

Liabilities and Shareholders’ Equity/(Deficit)

Current liabilities
Accounts payable	$54,045	$19,013
Accounts payable – related party	134,465	5,872
Total current liabilities	188,510	24,885

Long-term liabilities
Note payable	54,178	-
Total Liabilities	242,688	24,885
Shareholders’ Equity/(Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 50,000,260 and 19,260,260 shares issued and outstanding respectively	50,000	19,260
Additional paid in capital	13,962,040	13,707,203
Accumulated deficit	(13,621,878)	(13,734,880)
Total shareholders’ equity/(deficit)	390,162	(8,417)
Total Liabilities and Shareholder’ Equity/(Deficit)	$632,850	$16,468

See accompanying notes to financial statements

Freestone Resources, Inc.
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Revenue
Petrozene	$402,326	$--	$402,326	$-
Oil and Gas	39,269	--	39,269	-
Total Revenue	441,595	--	441,595	-

Operating expenses:
Cost of sales - Petrozene	151,800	--	151,800	-
Lease operating costs	2,457	--	2,457	--
Depreciation and depletion	5,753	--	5,753	-
General and administrative	50,558	383,511	168,489	402,192
Total operating expenses	210,568	(383,511)	328,499	402,192

Net operating income	231,027	(383,511)	113,096	(402,192)

Other income (expense)
Gain on debt forgiveness	-	165,388	-	165,388
Interest expense	-	(11,694)	(94)	(11,694)
Total other income (expense)	-	153,694	(94)	153,694

Net Income/(Loss)	$231,027	$(229,817)	$113,002	$(248,498)

Basic and diluted income (loss) per share	$0.01	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding:
Basic and diluted	39,732,869	17,240,363	29,655,043	16,488,162

See accompanying notes to financial statements

	Freestone Resources, Iin.
	Consolidated Statement of Stockholders' Equity
	(Unaudited)

	Common		Paid-in	Retained
	Shares	Par	Capital	(Deficit)	Totals

Balances: June 30, 2007	19,260,260	$19,260	$13,707,203	$(13,734,880)	$(8,417)

Shares issued for Services	540,000	540	107,460		108,000

Net loss				(118,025)	(118,025)

Balances: September 30, 2007	19,800,260	19,800	13,814,663	(13,852,905)	(18,442)

Shares issued for Services	200,000	200	27,800		28,000

Shares issued for building, oil and gas assets and assigment of contract for Petrozene, net of liabilities assumed	30,000,000	30,000	119,577		149,577

Net income				231,027	231,027

Balances: December 31, 2007	50,000,260	$50,000	$13,962,040	$(13,621,878)	$390,162

Freestone Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended December 31	2007	2006

Cash flows from operating activities:
Net income (loss)	$113,002	$(248,498)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for services	136,000	393,500
Gain on debt forgiveness	--	(165,388)
Depreciation and depletion expense	5,753	--
Change in accounts receivable	(286,297)	--
Change in note receivable and prepaid expenses	--	(2,747)
Change in accounts payable and accrued expenses	36,391	23,133
Change in other assets	(1,000)	--
Net cash provided by operating activities	3,849	--

Net increase in cash and cash equivalent	3,849	--

Cash and cash equivalent at beginning of period	--	--

Cash and cash equivalent at end of period	$3,849	$--

Supplemental cash flow information:
Cash paid for interest	$612	$--
Cash paid for income taxes	--	--

Non –cash investing activities:
Acquisition of oil and gas interests and fixed assets for stock	$330,989	$--
Assumption of accounts payable and note payable	$181,412	$--

See accompanying notes to financial statements

Freestones Resources, Inc.
Notes to  Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Critical Accounting Policies

The accompanying unaudited interim consolidated financial statements of Freestone Resources, Inc. (“Freestone”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2007 Form 10-KSB.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

Freestone exited the exploration stage in its current quarter ended December 31, 2007 with significant revenue from the sale of Petrozene.

Critical Accounting Policies

Oil and Gas Properties - Freestone uses the full cost method of accounting for oil and gas properties.  Management believes adoption of the full cost method more accurately reflects management's exploration objectives and results by including all costs incurred as integral for the acquisition, discovery and development of whatever reserves ultimately result from our efforts as a whole.  Under the full cost method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.  Such costs include lease acquisitions, seismic surveys, drilling and completion equipment, estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. All capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves.

Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  Unproved or unevaluated properties are evaluated periodically for impairment on a property-by-property basis.  If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.

The capitalized costs are subject to a "full cost ceiling test," which generally limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent (10%) interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.  If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.  Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Freestone proportionally consolidates its interests in oil and natural gas properties.

Earnings per share - Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities.  For the periods presented, there were no potentially dilutive securities outstanding.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, Freestone has an accumlated deficit as of December 31, 2007 and has historically incurred operating losses.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Note 3 – Common Stock

During the three months ended September 30, 2007, Freestone issued 540,000 shares of common stock valued at $108,000 to consultants for services.

During the three months ended December 31, 2007 Freestone issued 30,000,000 shares for a building, certain oil and gas assets, the assumption of certain liabilities related to those assets and assignment of a Petrozene supply contract, and 200,000 shares of common stock valued at $28,000 to consultants for services.

Note 4 – Change in Control

On November 1, 2007, the Company agreed to issue 30,000,000 shares of common stock in exchange for a building, certain oil and gas assets, the assumption of certain liabilities related to those assets and assignment of a contract for Petrozene.  Petrozene is a chemical which dissolves parafins and asphaltines in oil wells, oil tanks, and other oil structures and therefore is used as an aid to increase production of oil and gas properties.  The transaction resulted in a change of control of the Company.  As a result of the change in control, the Company’s utilization of net operating losses generated prior to the change in control to reduce future income taxes payable may be limited under IRC Section 382.

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
James Carroll                                        Vice President and Director
Tom Bonner                                          Secretary and Director
Mike Doran                                           Vice President and Director
Clayton Carter                                      Vice President and Director

Note 5 – Accounts Payable – Related Party

On November 1, 2007, the Company assumed certain debt in conjunction with the issuance of the 30,000,000 shares of common stock including a note for $50,000 to a relative of the President and $8,000 due to officers. These debts were for funds paid for the recompletion/workover of the wells which was expended prior to the November 1, 2007 transaction. These debts were paid in the quarter ended March 31, 2008.

Note 6 – Note Payable

On November 1, 2007, the Company assumed certain debt in conjunction with the issuance of the 30,000,000 shares of common stock including a mortgage note for approximately $54,000 secured by the building the Company received as part of the same transaction. The building had a cost basis of $62,500. The note is payable in monthly installments of $754, interest rate of 7.75%, due May 2011.

Note 7 – Subsequent Events

In March, 2008 Freestone issued 25,000 shares of common stock valued at $2,500 to consultants for services.

On March 31, 2008, James Carroll resigned as CEO of the Corporation and Lloyd Lane was appointed CEO. Mr. Carroll remained as CFO.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Freestone Resources, Inc. was involved in the operation of an internet computer supply business until its operations were discontinued in 2001. It has had no business until November of 2007 when it entered the oil and gas business when it purchased certain oil and gas properties, related fixed assets and a Petrozene contract which gives the Company the right to purchase Petrozene. The Company was incorporated as Para-Link, Inc. in the State of Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc. ("iChargeit"). iChargeit was incorporated on January 6, 1999 in the State of Nevada. On March 17, 1999, the Company changed its name to iChargeit. On November 5, 1999 the Company was reincorporated in Delaware. On August 22, 2007, the Company was reincorporated in Nevada and changed its name to Freestone Resources, Inc. in anticipation of going into the oil and gas business.

Petrozene

The current management of Freestone Resources Inc. has been engaged in extensive laboratory and oil field testing of Petrozene for the past two years.  Most tests of Petrozene have involved treatment for paraffin and asphaltine elimination within oil tank bottoms, oil flow lines, oil production tubing, well bore and oil formation strata.  During the testing and use of Petrozene we have found additional characteristics of Petrozene that have marketable possibilities.  Petrozene inhibits corrosion, removes scale, dissolves iron sulfide and decreases the viscosity of oil.

Our representatives have completed the down-hole treatment of approximately 20 shallow oil wells in South Texas oil fields.  The wells in these two leases averaged .25 to .5 BOPD before treatment.  Two weeks post-treatment, these wells now average 3.5 BOPD per well.  Other independent South Texas wells, which exhibit the same type of asphaltine restrictions, have had similar productivity results after treatment with Petrozene.

Viscosity is an important factor in oil production.  The simple explanation is that it is more difficult to flow thick, high viscosity oil.  Historically, heavy oil reserves, which abound in North America, have been bypassed for lighter oils due to the viscosity problems associated with production and refining.  Even if heavy crude oil was capable of being produced from the well, the oil was often unable to travel by pipeline to refineries due to the thickness, or could only be transported or produced during the summer months when the viscosity was lowered by radiant heat. Methods used in the past to decrease the viscosity of the oil in the pipelines have included pipeline heaters or adding low viscosity condensate at high concentrations (up to 25%) in order to thin the oil.  Some chemical treatments have also been tried, but to our knowledge, none have been economically proven.  We are negotiating with a large oil and gas service company that is considering using Petrozene in the piping of its existing crude oil pipelines.

Freestone Resources sent a sample of heavy oil from South Texas lease to FESCO Inc. (www.fescoinc.com) in Alice, Texas along with a random sample of Petrozene from our warehouse for testing. We are very pleased with the results of these initial tests and we are currently testing Petrozene with less viscous oils from various geographic locations to validate tests performed by a client that show  that Petrozene will decrease a lower viscosity oil (1000 - 4000 cst) at a greater percent change using alower concentrations of Petrozene at colder temperatures.  This will reduce the costs of producing heavier crude oil in colder climates.

Results of Operations

Three months Ended December 31, 2007 Compared to Three Months Ended December 31, 2007

Revenue -  Revenue for the three months ended December 31, 2007 was $441,595 compared to $0 revenue for the same period in 2006. The increased revenue is attributed to $402,326 in sales of Petrozene and $39,269 from the sale of oil and gas.

Operating Expenses - Cost of sales for the three and six months ended December 31, 2007 was $151,800 compared to $0 cost of sales for the same period in 2006. Cost of sales for 2007 represents the cost of the Petrozene that we sold.  No such sales occurred in the prior year periods. Lease operating costs of $2,457 related to oil and gas interests acquired during 2007. In the prior year periods, we had no oil and gas interests.  For the three months ended December 31, 2007, depreciation and depletion expense was $5,753 and general and administrative expenses were $50,558 as compared to $0 depreciation and depletion expense and $383,511 general and administrative expenses for the same period in 2006. For the six months ended December 31, 2007, depreciation and depletion expense was $5,753 and general and administrative expenses were $168,489, compared to $0 depreciation and depletion expense and $402,192 general and administrative expenses for the same period in 2006. Of the $168,489 general and administrative expense for the six months ended December 31, 2007, $136,000 is a non-cash expense item related to the issuance of common stock for services.

Net Income/ (Loss) -  Net income for the three months ended December 31, 2007 was $231,027 compared to a net loss of $229,817 for the same period in 2006. The net loss as of the three months ended December 31, 2006 includes a gain for debt forgiveness of $165,388.  Net income for the six months ended December 31, 2007 was $113,002 compared to a net loss of $248,498 for the same period in 2006.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the three months ended December 31, 2007, our cash and cash equivalent increased by $3,849 from $0 at June 30, 2007.

Net cash provided by operating activities was $3,849 for the three months ended December 31, 2007 compared to $0 provided by operating activities for the same period in 2006.

Employees

As of December 31, 2007, Freestone Resources only employees are officers of the company.

Need for Additional Financing

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

PART II – Other Information

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) We filed a Form 8-K on June 4, 2008 to report the Change in Control of the Company.

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

Date: June 30, 2008