Form 10-Q
period 2008-03-31
FREESTONE RESOURCES, INC.
filed 2008-07-23
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of July 19, 2008 there were 50,025,260 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of March 31, 2008	As of June 30, 2007
Assets
Current Assets
Cash	$46,280	$-
Accounts receivable	17,856	-
Note receivable	16,468	16,468
Total current assets	80,604	16,468

Proved oil and gas properties, full cost accounting, net	57,465	-
Equipment and other fixed assets, net	259,141	-

Other assets - Petrozene contract, net	1,000	-

Total Assets	$398,210	$16,468

Liabilities and Shareholders’ Equity/(Deficit)

Current liabilities
Accounts payable	$6,185	$19,013
Accounts payable – related party	5,872	5,872
Current portion of long-term debt	12,267
Total current liabilities	24,324	24,885

Long-term liabilities
Note payable	40,403	-
Total Liabilities	64,727	24,885
Shareholders’ Equity/(Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 50,025,260 and 19,260,260 shares issued and outstanding respectively	50,025	19,260
Additional paid in capital	13,967,265	13,707,203
Accumulated deficit	(13,683,807)	(13,734,880)
Total shareholders’ equity/(deficit)	333,483	(8,417)
Total Liabilities and Shareholders’ Equity/(Deficit)	$398,210	$16,468

See accompanying notes to financial statements

Freestone Resources, Inc.
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Revenue
Petrozene	$4,400	$-	$406,726	-
Oil & Gas	44,417	-	83,686	-
Total Revenue	48,817	-	490,412	-

Operating expenses:
Cost of sales – Petrozene	-	-	151,800	-
Lease operating costs	18,598		21,055
Depreciation and depletion	8,630	-	14,383	-
General and administrative	82,999	252,974	251,488	655,156
Total operating expenses	110,227	(252,974)	438,726	655,156

Net operating income/(loss)	(61,410)	(252,974)	51,686	(655,156)

Other income (expense)
Gain on debt forgiveness	-	-	-	165,388
Interest expense	(519)	-	(613)	(11,694)
Total other income (expense)	(519)	-	(613)	153,694

Net Income/(Loss)	$(61,929)	$(252,974)	$51,073	$(501,472)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	39,740,012	18,341,460	36,389,824	17,096,910

See accompanying notes to financial statements

	Freestones Resources, Inc.
	Consolidated Statement of Shareholders' Equity
	(unaudited)

	Common		Paid-in	Retained
	Shares	Par	Capital	(Deficit)	Totals

Balances: 06/30/2007	19,260,260	$19,260	$13,707,203	$(13,734,880)	$(8,417)

Shares issued for Services	540,000	540	107,460		108,000

Net income				(118,025)	(118,025)
Balances: 09/30/2007	19,800,260	19,800	13,814,663	(13,852,905)	(18,442)

Shares issued for Services	200,000	200	27,800		28,000

Shares issued for oil and gas assets	30,000,000	30,000	119,577		149,577

Net income				231,027	231,027
Balances: 12/31/2007	50,000,260	50,000	13,962,040	(13,621,878)	390,162

Shares issued for Services	25,000	25	5,225		5,250

Net income				(61,929)	(61,929)

Balances: 03/31/2008	50,025,260	$50,025	$13,967,265	$(13,683,807)	$333,483

See accompanying notes to financial statements

Freestone Resources, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

Nine Months Ended March 31	2008	2007

Cash flows from operating activities:
Net income/(loss)	$51,073	$(501,472)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	14,383	-
Common stock issued for services	141,250	642,820
Gain on debt forgiveness	-	(165,388)
Change in accounts receivable	(17,856)	-
Change in note receivable and prepaid expenses	-	253
Change in accounts payable and accrued expenses	(140,062)	23,787
Change in other assets	(1,000)	-
Net cash provided by operating activities	47,788	-

Cash flows from financing activities:
Payments on notes payable	(1,508)	-
Net cash used in financing activities	(1,508)	-

Net increase in cash and cash equivalent	46,280

Cash and cash equivalent at beginning of period	-	-

Cash and cash equivalent at end of period	$46,280	$-

Supplemental cash flow information:
Cash paid for interest	$612	$-
Cash paid for income taxes	-	-

Non-cash investing activities
Acquisition of oil and gas interests and fixed assets for stock	$330,989	$-
Assumption of accounts payable and note payable	181,412	-

See accompanying notes to financial statements

Freestones Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Freestone Resources, Inc. (“Freestone”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2007 Form 10-KSB.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of March 31, 2008.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

During the three months ended March 31, 2008 Freestone issued the following common stock:
25,000 shares of common stock valued at $5,250 consultants for services.

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

Note 6 – Note Payable

On November 1, 2007, the Company assumed certain debt in conjunction with the issuance of the 30,000,000 shares of common stock including a mortgage note for approximately $54,000 secured by the building the Company received as part of the same transaction. The building had a cost basis of $62,500. The note is payable in monthly installments of $754, interest rate of 7.75%, due May 2011. As of March 31, 2008, the balance of the mortgage note is approx. $52,670.

Note 7 – Subsequent Events

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

Petrozene

The current management of Freestone Resources Inc. has been engaged in extensive laboratory and oil field testing of Petrozene for the past two years.  Most tests of Petrozene has involved treatment for paraffin and asphaltine elimination within oil tank bottoms, oil flow lines, oil production tubing, well bore and oil formation strata.  During the testing and use of Petrozene we have found additional characteristics of Petrozene that have marketable possibilities.  Petrozene inhibits corrosion, removes scale, dissolves iron sulfide and decreases the viscosity of oil.  Management believes the oil field studies and laboratory test results indicate that Petrozene has tremendous financial potential.

Our representatives have completed the down-hole treatment of approximately 20 shallow oil wells in the South Texas oil fields.  The wells in these two leases averaged .25 to .5 BOPD before treatment.  Two weeks post-treatment, these wells now average 3.5 BOPD per well.  Other independent South Texas wells, which exhibit the same type of asphaltine restrictions, have had similar productivity results after treatment with Petrozene.

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

Freestone Resources sent a sample of heavy oil from South Texas lease to FESCO Inc. (www.fescoinc.com) in Alice, Texas along with a random sample of Petrozene from our warehouse for testing. We are very pleased with the results of these initial tests and we are currently testing Petrozene with less viscous oils from various geographic locations to validate tests performed by a client that show that Petrozene will decrease a lower viscosity oils (1000 - 4000 cst) at a greater percent change using lower concentrations of Petrozene at even colder temperatures.  This will reduces the costs of producing heavier crude oil in colder climates.

Results of Operations

Three months and Nine months Ended March 31, 2008 Compared to Three  and Nine Months Ended March 31, 2007

Revenue - Our revenue for the three and nine months ended March 31, 2008 was $48,817 and $490,412 respectively  compared to $0 revenue for the same two periods in 2007. Revenue increased in the third quarter due to increased in oil and gas sales from wells acquired on November 1, 2007.

Operating Expense - Cost of Petrozene sales was negligible for the three months ended March 31, 2008.  Cost of Petrozen sales for the nine months ended March 31, 2008 was $151,800, compared to $0 for the same period of 2007.  There were no Petrozene sales in 2007.  Lease operating expense for the three and nine months ended March 31, 2008 was $18,598 and $21,055 respectively, compared to $0 for the same two periods in 2007. Lease operating expense increased due to cost associated with wells acquired on November 1, 2007.

Operating Expense - Total operating expenses for the three and nine months ended March 31, 2008 were $8,630 of depreciation and depletion expense and $82,999 and $251,488 of general and administrative expenses respectively, compared to $0 and $0  deprecation and depletion expense and $252,974 and $655,156 of general and administrative expenses for the same two periods in 2007. For the nine months ended March 31, 2008, our operating expenses are $14,383 depreciation and depletion expense and $251,488 general and administrative expenses, compared to $0 depreciation and depletion expense and $655,166 general and administrative expenses for the same period in 2007.

Net Income (Loss) - Net loss for the three months ended March 31, 2008 was $61,929 compared to a net loss of $252,974 for the same period in 2007. Net income for the nine months ended March 31, 2008 was $51,073 compared to a net loss of $501,472 for the same period in 2007.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the three months ended March 31, 2008, our cash and cash equivalent increased by $46,280 from $0 at June 30, 2007.

Net cash provided by operating activities was $47,788 for the three months ended March 31, 2008 compared to $0 provided by operating activities for the same period in 2007.

Employees

As of March 31, 2008, Freestone Resources only employees are officers of the company.

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