Form 10-K
period 2008-06-30
FREESTONE RESOURCES, INC.
filed 2008-12-18
CIK 1089319

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

For the Transition Period from ________ to ________

FREESTONE RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	000-28753	33-0880427
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

444 W Highway 84, Fairfield, Texas		75840
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s telephone number, including area code:  903-389-6300

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes |   | No |X|

Indicate by a check mark whether the  registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Act. Yes |   | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes |   | No |X|

Indicate by check if disclosure of deliquent filers pursuant to Iten 405 of Regulation S-K (s229.405 of this chaper) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant (1) filed all reports required to b filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes | X  | No |  |

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes |   | No |X|

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008:  $2,216,026

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of November 30, 2008,  the Registrant had 50,025,260 shares of common stock outstanding.

PART I.

ITEM 1.                      DESCRIPTION OF BUSINESS

Freestone Resources, Inc. is distribution company that has purchased oil and gas properties for experimental studies concerning our unique solvent Petrozene.  The Freestone team is focused on the utilization and sale of Petrozene.  Petrozene is a solvent that has been proven to inhibit corrosion, remove scale, dissolve iron sulfides and decrease the viscosity of oil.

ITEM 2.                      DESCRIPTION OF PROPERTY

Freestone's corporate offices were located at 444 W. Hwy. 84 Fairfield, Texas 75840.  Freestone also has a warehouse used for the storage and bottling of Petrozene.

ITEM  3.                      LEGAL PROCEEDINGS

Freestone is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Freestone did not submit any matters to a vote to the security holders during the fiscal year ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is currently quoted on the Pink Sheets under the symbol “FSNR.”

The following table sets forth the quarterly high and low bid prices for the Common Stock for 2008.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2008	High	Low
First Quarter	$0.26	$0.12
Second Quarter	$0.19	$0.08
Third Quarter	$0.26	$0.12
Fourth Quarter	$0.12	$0.10

Shareholders

As of June 30, 2008, there were approximately 190 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

Freestone has not paid cash dividends on any class of common equity since formation and Freestone does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

Freestone has no warrants outstanding.

ITEM 6.	MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

At present, the Freestone team is focused on the utilization of our unique solvent Petrozene.  Freestone’s investment in the aforementioned oil and gas production was necessary to conduct in-house R&D for Petrozene.   Minimal expenses have been incurred for the operation of these oil and gas interests, as well as miscellaneous fees associated with the corporation.

Petrozene

Freestone Resources Inc. has been engaged in extensive laboratory and oil field testing of Petrozene.  Most tests of Petrozene has involved treatment for paraffin and asphaltine elimination within oil tank bottoms, oil flow lines, oil production tubing, well bore and oil formation strata.  During the testing and use of Petrozene we have found additional characteristics of Petrozene that have marketable possibilities.  Petrozene inhibits corrosion, removes scale, dissolves iron sulfide and decreases the viscosity of oil.

Viscosity is obviously a very important factor in oil production.  The simple explanation is that it is more difficult to flow thick, high viscosity oil.  Historically, heavy oil reserves, which abound in North America, have been bypassed for lighter oils due to the viscosity problems associated with production and refining.  Even if heavy crude oil was capable of being produced from the well, the oil was often unable to travel by pipeline to refineries due to the thickness, or could only be transported or produced during the summer months when the viscosity was lowered by radiant heat. Methods used in the past to decrease the viscosity of the oil in the pipelines have included pipeline heaters or adding low viscosity condensate at high concentrations (up to 25%) in order to thin the oil.  Some chemical treatments have also been tried, but to our knowledge, none have been economically proven.

Freestone Resources’ current well assets and leases were purchased for the purpose of testing Petrozene. These leases contain wells that have paraffin and asphaltine problems, and our tests are allowing the company to perfect a treatment method that can be marketed to potential customers.

Stock was issued to consultants for consulting on the re-completion of the Carroll Unit #1, as well as for consulting services relating to our solvent, Petrozene.

Results of Operations

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

In the year ended June 30, 2007 we had no operations. We had a loss of $508,392which included general and administrative expenses of $662,086, interest of $11,694 (on prior debts forgiven in November 2006) and offset by the gain on debt forgiveness of $165,388.

In the year ended June 30, 2008

Revenue - Revenue for the year was $  619,112. This was provided by sales of oil of $45,386,  sales of gas of $143,757 and sales of Petrozene of $ 405,122.

Expenses – Total expenses were $601,448. These included Cost of sales which, for the year ended June 30, 2008 was made up of lease operating costs and royalties of $ 81004and cost of Petrozene sold of $111,402.  This includes expenses for the year ended June 30, 2008 of $368,638. This was made up of consulting and contract services paid for by the issuance of common stock of $141,250, research and development of $40,398, depreciation of $21,675, , with the balance general and administrative expenses of $205,719.

Other income and expense – the net expense of $1,039 was made up of other income of $2,985 and interest expense of $4,024.

Net Loss -  Net income for year was $7,715  12,438 due the sales of our oil and gas and our Petrozene product. We had no sale or revenue producing assets in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We have little cash reserves and liquidity to the extent we receive it from operations.

During the year ended June 30, 2008, our cash and cash equivalent increased by $13,548 from $0 at June 30, 2007.

Net cash provided by operating activities was $ 157,734 for the year ended June 30, 2008 compared to $0 provided by operating activities for the same period ending June 30, 2007.

Employees

As of June 30, 2008, our only employees are the officers of the company.

NEED FOR ADDITIONAL FINANCING

The Company believes it will generate sufficient liquidity from its operations so the need for additional funding will be unnecessary, although we may sell stock to raise capital to accelerate our growth..

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

NONE

ITEM 8A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended June 30, 2008, our Chief Executive and Chief Financial Officer as of June 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2008.   Based on its evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 9.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following persons serve as directors and officers of Freestone.

Lloyd Lane, President and Chief Executive Officer
James F. Carroll, Chief Financial Officer
Tom Bonner, Secretary
Kent Kendall, Treasurer
Jamie Long, Director

LLOYD LANE, 37, has served as President and Chief Executive Officer of Freestone since December of 2006.  Beginning in1998 with the acquisition of 3L used oil disposal, Mr. Lane developed and expanded the company base, streamlining logistics, client expansion, and refinement of the company’s existing product marketing strategy. During this time, Mr. Lane realized market demand within the oil & gas service industry, resulting in his founding of 3L service Inc. In 2000, providing key services to the many oil & gas companies located within Freestone County, one of the most actively drilled areas in North America. As a lifelong resident of Freestone County, Mr. Lane’s service and support to the major oil & gas companies active within the region proved highly successful and invaluable to numerous companies in the area. As a result of the alliances formed, Mr. Lane was a Co-founder of VTI Pipeline Inc., which provided mid-stream construction services. In 2004, realizing the need for commercial salt water injection wells within the region, Mr. Lane identified a key area in Freestone County to permit and drill for salt water disposal. This location proved to be logistically favorable and expedited the disposal of waste fluids created by oil & gas production. By January 2006, realizing the opportunities within oil & gas lease acquisition, exploration, development, and production Mr. Lane had sold the aforementioned companies in order to focus his efforts in upstream oil & gas activities. With the formation of Freestone resources, and its diverse group of directions, Mr. Lane seeks to utilize the vast knowledge and networking capabilities within the company.

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

TOM BONNER, 38, Dr. Bonner has served as the Secretary since December of 2006. Dr. Bonner received his Doctorate in Veterinary Medicine from Texas A & M University in 2000. After starting a successful practice, Dr. Bonner began expanding his interests outside his occupation by selling and promoting producing acreage and un-leased minerals in Freestone County. Dr. Bonner serves the company as a public relations director and is instrumental in researching and reporting on new technologies.

KENT KENDALL, 43, has served as the Treasurer since December of 2006.  He is currently a banker in Mexia Texas and has extensive experience in accounting and banking.

JAMIE LONG, 42, has served as a Director since December of 2006.  He has worked within the oil and gas business for many years.  He currently works for Long Industries, a company that develops infrastructure for various oil and gas related projects.

ITEM 10.                      EXECUTIVE COMPENSATION

No executive compensation was paid in the year ended June 30, 2008.

ITEM 11.                      SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of June 30, 2008, the following persons are known to Freestone to own 5% or more of Freestone's Voting Stock:

Name and Address	Amount Beneficially Owned*	Percent of Class
IRON ORE TRUST LLOYD LANE, TRUSTEE 111 CR 451 BUFFALO, TX 75831	6,000,000	11.99%

CGY TRUST TOM BONNER, TRUSTEE 444 W COMMERCE FAIRFIELD, TX 75840	6,000,000	11.99%

CLAYTON CARTER PO BOX 625 STREETMAN, TX 77859	5,000,000	10.00%

MIKE DORAN 444 W COMMERCE FAIRFIELD, TX 75840	5,000,000	9.99%

JIMMY CARTER PO BOX 625 STREETMAN, TX 77859	3,365,000	6.73%

CAPITAL FINANCIAL CONSULTANTS CORPORATION BOX 325 STREETMAN, TX 75859	2,500,000	5.00%

ALL OFFICER, DIRECTORS AND 5% SHAREHOLDERS AS A GROUP	27,865,000	55.70%

Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accountant

Consolidated Balance Sheets as of June 30, 2008 and June 30, 2007

Consolidated Statements of Expenses – For the Years Ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2008 and 2007

Consolidated Statements of Stockholders’ Deficit – For the Years Ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

(b) Freestone filed the following Form 8-K’s in the year ended June 30, 2008.

On June 4, 2008, we filed a Form 8-K to report the Change in Control of the Company.

(c)           Exhibits

31           Certification

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

ITEM 14.                               PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2008 was $40,000 and $10,000 for the years ended June 30, 2008 and 2007, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Freestone does not have an audit committee.

(6)

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

FREESTONE RESOURCES, INC.

By:  /s/   Lloyd Lane
Lloyd Lane
Chief Executive Officer

Dated: December 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Freestone Resources, Inc.
Fairfield, Texas

We have audited the accompanying consolidated balance sheets of Freestone Resources, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2008 and 2007.  These consolidated financial statements are the responsibility of Freestone's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone as of June 30, 2008 and 2007 and the results of operations and cash flows for the years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 12, 2008

FREESTONE RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30	2008	2007
ASSETS

Current assets
Cash	$13,548	$-
Accounts receivable	42,260	-
Note receivable	16,468	16,468
Total current assets	72,276	16,468

Unproved oil and gas properties, full cost accounting, net of accumulated depletion, depreciation and amortization	92,930	-
Equipment and other fixed assets, net of accumulated depreciation of $19,754 and $0 respectively	251,272	-
Other assets – Petrozene contract, net	1,000	-

TOTAL ASSETS	$417,478	$16,468

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$23,625	$19,013
Accrued expenses – related party	5,872	5,872
Note payable	1,721	-
Current portion of long term debt	12,267	-
Total current liabilities	43,485	24,885

Long-term liabilities
Long-term debt	43,251	-

Other Long Term Liabilities
Asset retirement obligations	34,888	-
Total non-current liabilities	78,139	-
TOTAL LIABILITIES	121,624	24,885
STOCKHOLDERS’ EQUITY(DEFICIT):
Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 50,025,260 and 19,260,260 shares issued and outstanding	50,025	19,260
Additional paid in capital	13,964,084	13,707,203
Accumulated deficit	(13,718,255)	(13,134,964)
Accumulated deficit during development stage	-	(599,916)
Total stockholders’ equity (deficit)	295,854	(8,417)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$417,478	$16,468

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED JUNE 30	2008	2007

Revenue
Petrozene	$416,410	$-
Oil & Gas	202,702	-
Total Revenue	619,112	-

Operating Expense:
Cost of Sales - Petrozene	$111,402	$-
Lease Operating Costs	81,004	-
Depreciation and Depletion	19,754	-
Accretion	1,921	-
Research and Development	40,398	-
General and Administrative	346,969	662,086
Total Operating Expenses	601,448	662,086
Net Operating Income/(loss)	17,664	(662,086)

Other income (expense)
Gain on debt forgiveness	-	165,388
Other Income	2,985	-
Interest expense	(4,024)	(11,694)
Total other income (expense)	(1,039)	153,694

Net Income/ (Loss)	$16,625	$(508,392)

Basic and diluted income (loss) per share:
Net income (loss) per share	$-	$(0.03)

Weighted average shares outstanding:
Basic and diluted	39,790,082	17,640,989

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2008 and 2007

YEAR ENDED JUNE 30	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,625	$(508,392)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	19,754	-
Adjustment for interest reasonableness	(3.181)	-
Accretion Expense	1,921
Shares issued for services	141,250	642,820
Gain on debt forgiveness	-	(165,388)
Change in note receivable	-	253
Change in accounts payable	23,625	30,707
Change in account receivable	(42,260)	-
Net cash provided by operating activities	157,734	-

CASH FLOWS USED IN FINANCING ACTIVITIES
Payments on loans	(144,186)	-
Net cash used for financing activities	(144,186)	-

NET CHANGE IN CASH	13,548	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$13,548	$-

Supplemental cash flow information:
Cash paid for interest	$4,025	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended June 30, 2008 and 2007

	Common stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2006	15,336,260	15,336	13,068,307	(13,226,488)	(142,845)
Common stock issued for services	3,924,000	3,924	638,896	-	642,820
Net loss	-	-	-	(508,392)	(508,392)
Balance, June 30, 2007	19,260,260	$19,260	$13,707,203	$(13,734,880)	$(8,417)

Common stock issued for services	765,000	765	140,485	-	141,250
Common stock issued for assets	30,000,000	30,000	119,577	-	149,577
Adjustment for interest reasonableness			(3,181)	-	(3,181)
Net income	-	-	-	16,625	16,625

Balance, June 30, 2008	50,025,260	$50,025	$13,964,084	$(13,718,255)	$295,854

The accompanying notes are an integral part of these financial statements.

FREESTONE RESOURCES, INC.
(formerly iChargeit, Inc.)
Notes To Consolidated Financial Statements
June 30, 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Freestone is involved in the sale and marketing of a solvent known as Petrozene which breaks down paraffin, disperses oil tank sludge, and has other unique industrial-use qualities. Freestone was involved in the operation of an internet computer supply business until its operations were discontinued in 2001.  It has had no business since that time.  Freestone was incorporated as Para-Link, Inc. in Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc., which was incorporated on January 6, 1999 in Nevada.  On March 17, 1999, Para-Link, Inc. changed its name to iChargeit, Inc. On November 5, 1999, iChargeit was reincorporated in Delaware.  On August 22, 2007, iChargeit was reincorporated in Nevada and changed its name to Freestone Resources, Inc.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Revenue Recognition:

The Company recognizes revenue from the sale of Petrozene in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

* Persuasive evidence of an arrangement exists;
* Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
* The price is fixed and determinable; and
* Collectibility is reasonably assured.

Revenues associated with sales of crude oil, natural gas, natural gas liquids, petroleum and chemical products, and other items are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry.

Revenues from the production of natural gas and crude oil properties, in which we have an interest with other producers, are recognized based on the actual volumes we sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, which are deemed to be non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are generally not significant.

Property and equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 30 years.  Oil and gas properties were purchased primarily for product testing and are depreciated over their estimated useful lives of 10 years.

Asset retirement obligation

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” Freestone Resource records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at Freestone Resource’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

The amounts recognized for ARO are based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.

Research and Development Costs

Research and development expenses consist of costs associated with product. These expenses include related salaries and benefits, trial and related testing costs, contract and other outside service fees. Research and development costs are expensed as incurred.

Impairment of Property, Plant and Equipment

Property, plant and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value through additional amortization or depreciation provisions and reported as impairments in the periods in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—generally on a field-by-field basis for exploration and production assets. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future production volumes, prices and costs, considering all available evidence at the date of review. Freestone has no price hedges.  The impairment review includes cash flows from proved developed and undeveloped reserves, including any development expenditures necessary to achieve that production. Additionally, when probable reserves exist, an appropriate risk-adjusted amount of these reserves may be included in the impairment calculation. The price and cost outlook assumptions used in impairment reviews differ from the assumptions used in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities. In that disclosure, SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” requires inclusion of only proved reserves and the use of prices and costs at the balance sheet date, with no projection for future changes in assumptions.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business.

NOTE 2 – DEBT FORGIVENESS

In November of 2006, the statue of limitations expired for a long term note payable issued by Freestone in 2002.  Freestone wrote off the entire balance including interest of $165,388 during the year ended June 30, 2007.  The income from this write off is reported as a gain on debt forgiveness in the accompanying financial statements.

NOTE 3 – INCOME TAXES

Freestone has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Freestone has calculated its tax liability in accordance with Section 382 of the Internal Revenue Code which generally limits the amount of its income that can be offset by historical losses (NOL carryforwards) once a corporation has undergone an ownership change. An ownership changed in Freestone on November 1, 2007. The cumulative net operating loss carry-forward that can offset current and/or future income includes amounts from both continuing and discontinued operations and is approximately $1,801,000.  The use of this loss carryforwards is limited under Internal Revenue Code section 382 due to an ownership change in the current year.  The annual limitation is $97,000.  All NOLs will expire between 2019 and 2027.

Freestone’s net deferred tax amounts are as follows:

	June 30, 2008	June 30, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$(576,368)	$(631,624)
Less: valuation allowance	576,368	631,624
Net deferred tax asset	0	0

NOTE 4 – ACCOUNTS PAYABLE - RELATED PARTY

Represents expenses paid on behalf of the Company by an officer of Freestone.   The Company expects to pay this in the coming fiscal year.

NOTE 5 – EQUITY

The Company is authorized to issue 5,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2008 there were no shares were outstanding.

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2008, there were 50,025,260 common shares outstanding.

The Company has not paid a dividend to its shareholders.

Common Stock and Cash for Services
Under SFAS No. 123R the guidelines for recording stock issued for goods or services require the fair value of the shares granted be based on the fair value of the goods or services received or the publicly traded share price of Freestone Resources registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable. This position has been further clarified by the issuance of SFAS No. 157. Accordingly, Freestone Resources elected an early application of these guidelines. Freestone Resources has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

Common Stock Issued for Oil and Gas Property
During the fiscal year ended June 30, 2008, Freestone Resources purchased oil and gas properties and fixed and intangible assets valued at $363,956 by issuing 30,000,000 shares of its common shares. (See Note 7).

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
In November 2007, Freestone issued 30,000,000 shares of common stock for assets as more fully described in NOTE 7.
In December 2007, Freestone issued 200,000 shares of common stock valued at $28,000 to consultants for services.
In March 2008, Freestone issued 25,000 shares of common stock valued at $5,250 to consultants for services.

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

NOTE 7 – PURCHASE PRICE TRANSACTION

On November 1, 2007, Freestone purchased all of its oil & gas properties and equipment by issuing 30,000,000 common shares valued at the carryover basis value of $149,577 and assumption of certain liabilities, including debt associated with the properties and equipment totaling $173,593. The assets were valued at their carryover basis because the new shareholders became control persons of Freestone. In conjunction with the issuance of the 30,000,000 shares of common stock, Freestone received oil and gas properties, their Petrozene contract (See Note 11), other fixed assets and assumed certain liabilities, including a note for $50,000 to a relative of the President and approximately $8,000 due to officers. These debts were for funds paid for the recompletion/workover of the wells which was expended prior to the November 1, 2007 transaction. These debts were paid in the quarter ended March 31, 2008. The fixed assets were valued at $330,989 net of the estimated Asset Retirement Obligation (see Note 10) and the Petrozene contract at $1,000, their carryover bases.

NOTE 8 – NOTE RECEIVABLE

In May of 2007, Freestone sold a note receivable that originated from the discontinued operations of its subsidiary in 2001 for $20,000 to Capital Financial Consultants, Inc. Because the note had been previously written off to discontinue operations in 2001, the amount of the note was recorded as income from discontinued operations.  Freestone, Inc. did not receive cash in the transaction.  Instead they received a commitment by Capital Financial Consultants, Inc. to pay for expenses on behalf of Freestone, Inc. As of June 30, 2008, Capital Financial Consultants has paid $3,532 expenses on behalf of Freestone, Inc.  These payments reduced the amount of the note receivable to $16,468.

NOTE 9 – EQUIPMENT AND OTHER FIXED ASSETS

Fixed Assets at June 30, 2008 and 2007 are as follows:

	2008	2007
Building	$62,500	$0
Computers	2,992	0
Oil & gas equipment	205,534	0
Less: accumulated depreciation	(19,754)	0
Total fixed assets	$251,272	0

Depreciation expense was $19,754 and $0 for the years ended June 30, 2008 and 2007.

NOTE 10 – ASSET RETIREMENT OBLIGATION

Asset Retirement Obligation
Freestone Resources financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At June 30, 2008, the liability for ARO was $34,888, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the year ended June 30, 2008 and June 30, 2007, Freestone Resources has recognized accretion expense of $1,921 and $0, respectively.

The following table describes the changes in the asset retirement obligations for the year ended June 30, 2008.

Asset retirement obligations, beginning of period	$0
Accretion expense	1,921
Asset retirement addition	32,967
Asset retirement obligations, end of period	$34,888

NOTE 11 – PETROZENE CONTRACT

The Petrozene Contract is an intangible asset. The initial term of this agreement is 36 months with the right to renew for an additional 36 months.  The purchase price per gallon of NR206 is $6.00.  Freestone Resources will also pay on or before the 30th day of each month, 50% of the difference between $12.00 per gallon and the actual sales price per gallon on each gallon of NR206 sold during the previous month.

NOTE 12 – MAJOR CUSTOMERS

In fiscal year ended June 30, 2008, 91.2% revenue was from two major customers. Freestone Resources did not have any revenue in the prior year.