Form 10-Q
period 2008-09-30
FREESTONE RESOURCES, INC.
filed 2009-05-12
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-28753

FREESTONE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	333-0880427
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Republic Center, Suite 1350, 325 N. St. Paul Street Dallas, TX 75201
(Address of principal executive offices)

(214) 880-4870
(Issuer's telephone number)

2000 E. Lamar Blvd. Ste. 600 Arlington, TX 76006
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

As of May 11, 2008 there were 35,115,260 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2008	June 30, 2008

Assets

Current Assets
Cash	$9,646	$13,548
Accounts receivable	2,283	42,260
Note receivable	-	16,468
Inventory of Petrozene	90,771	-
Total Current Assets	102,700	72,276

Fixed assets, net	337,260	344,202

Other assets	10,000	-
Petrozene contract, net	1,000	1,000
	11,000	1,000

Total Assets	$450,960	$417,478

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,816	$23,625
Accounts payable – related party	107,658	5,872
Note payable	-	1,721
Current portion – long term debt	12,267	12,267
Total Current Liabilities	121,741	43,485

Long-term Liabilities:
Note payable	42,489	43,251

Other Long-term Liabilities:
Asset Retirement Obligations Liability	34,888	34,888
Total Liabilities	199,118	121,624

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, -0- shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
authorized, 52,180,260 and 50,025,260 shares issued
and outstanding respectively	52,180	50,025
Additional paid in capital	14,177,429	13,964,084
Accumulated deficit	-13,977,767	-13,718,255
Total stockholders’ equity	251,842	295,854
Total Liabilities and Stockholders’ Equity	$450,960	$417,478

The accompanying notes are an integral part of these financial statements.

Freestone Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007

Revenue
Oil & Gas	$36,232	$-
Total Revenue	36,232	-

Operating Expense:
Cost of Sales	4,558	-
Lease Operating Costs	42,091	-
Depreciation and Depletion	6,942	-
General and Administrative	239,162	118,025
Total Operating Expenses	292,753	118,025
Net Operating loss	(256,521)	(118,025)

Other income :
Interest expense	(2,991)	-
Total other income	(2,991)	-

Net Loss	$(259,512)	$(118,025)

Basic and diluted income (loss) per share:
Net loss per share	$0.00	$(0.01)

Weighted average shares outstanding:
Basic and diluted	52,156,836	19,577,217

The accompanying notes are an integral part of these financial statements.

	Freestones Resources, Inc.
	Consolidated Statement of Shareholders' Equity
	(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid in capital	Deficit	Total

Balance, June 30, 2008	50,025,260	$50,025	$13,964,084	$(13,718,255)	$295,854

Common stock issued for Services	2,155,000	2,155	213,345		215,500
Net Loss				(259,512)	(259,512)
Balance, September 30, 2008	52,180,260	$52,180	$14,177,429	$(13,977,767)	$251,842

The accompanying notes are an integral part of these financial statements.

Freestone Resource, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(259,512)	$(118,025)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation and Amortization	6,942	-
Shares issued for services	215,500	108,000
Change in accounts receivable	39,977	-
Change in note receivable	16,468	-
Change in inventory	(90,771)	-
Change in operating assets	(10,000)	-
Change in accounts payable	(23,530)	10,025
Change in note payable	101,786	-
Net cash used in operating activities	(3,140)	-

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS USED IN FINANCING ACTIVITIES
Payments on loans	(762)	-
Net cash used for financing activities	(762)	-

NET CHANGE IN CASH	(3,902)	-

CASH AT BEGINNING OF PERIOD	13,548	-

CASH AT END OF PERIOD	$9,646	$-

Supplemental cash flow information:
Cash paid for interest	$2,991	$-

The accompanying notes are an integral part of these financial statements.

Freestones Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Freestone Resources, Inc. (“Freestone” or “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2008 Form 10-K.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

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

Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  Unproved or unevaluated properties are evaluated at least annually for impairment on a property-by-property basis.  If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of September 30, 2008.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Note 3 – Common Stock

During the three months ended September 30, 2008, Freestone issued 2,155,000 shares of common stock valued at $215,500 to consultants for services. The shares were valued at the closing price of the common stock on the day of issuance.

Note 4 – Change in Control

On July 1, 2008, the Company agreed to accept the resignation of the following officers and directors:

Lloyd Lane	President and Director
Tom Bonner	Secretary and Director

On July 1, 2008, the Company appointed the following officers and directors:

Mike Doran	Chief Executive Officer and Director
Clayton Carter	President and Director

Note 5 – Subsequent Events

On April 17, 2009 the Company entered into an agreement with Lloyd Lane, Tom Bonner, Mike Doran, Jimmy Carter, Clayton Carter and Capital Financial Consultants to liquidate their investments in Freestone.  Each  surrendered his Freestone common stock issued to him (an aggregate of 27,865,000 shares) upon forming Freestone in exchange for a building, certain oil and gas assets, the assumption of certain liabilities related to those assets and assignment of a Petrozene supply contract, and 200,000 shares of common stock valued at $28,000 to consultants for services.

On April 21, 2009 the Company issued 2,000,000 restricted shares of common stock to Dona Doran in payment of a $50,000 loan.

On April 22, 2009 the Company issued 3,000,000 restricted shares of common stock to Mike Doran, 3,000,000 restricted shares of common stock to Clayton Carter, 1,500,000 restricted shares of common stock to Don Edwards as Compensation for past services rendered in lieu of salary.

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

General

Freestone Resources, Inc. was involved in the operation of an internet computer supply business until its operations were discontinued in 2001. It had no business until November of 2007 when it entered the oil and gas business when it purchased certain oil and gas properties, related fixed assets and a Petrozene contract which gives the Company the right to purchase Petrozene. The Company was incorporated as Para-Link, Inc. in the State of Texas on January 22, 1997 and on March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc. ("iChargeit"). iChargeit was incorporated on January 6, 1999 in the State of Nevada. On March 17, 1999, the Company changed its name to iChargeit. On November 5, 1999 the Company was reincorporated in Delaware. On August 22, 2007, the Company was reincorporated in Nevada and changed its name to Freestone Resources, Inc. in anticipation of going into the oil and gas business.

Results of Operations

Three months Ended September 30, 2008 Compared to three months Ended September 30, 2007

Revenue - Our revenue for the three months September 30, 2008 was $36,232, compared to $0 revenue for the same period in 2007. Revenue increased in the first quarter due to increased in oil and gas sales from wells acquired on November 1, 2007.

Operating Expense - Cost of Petrozene sales was negligible for the three months ended September 30, 2008.  Cost of Petrozene sales for the three months ended September 30, 2008 was $0, compared to $0 for the same period of 2007.  There were no Petrozene sales in the three months ended September 30, 2008. There were no Petrozene sales in 2007.  Lease operating expense for the three months ended September 30,  2008 was $42,091 compared to $0 for the same period in 2007. Lease operating expense increased due to cost associated with wells acquired on November 1, 2007.

Operating Expense - Total operating expenses for the three months ended September 30, 2008 were $6,943 of depreciation and depletion expense and $242,153 of general and administrative expenses respectively, compared to $0 depreciation and depletion expense and $118,025 of general and administrative expenses for the same period in 2007.  General and administrative expenses for the three months ended September 30, 2008 include a non-cash expense of $215,500, see Note 3, Common Stock.

Net Income (Loss) - Net loss for the three months ended September 30, 2008 was $259,512 compared to a net loss of $118,025 for the same period in 2007.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the three months ended September 30, 2008, our cash and cash equivalent decreased by $3,901 from $13,548 at June 30, 2008.

Net cash provided by operating activities was -$3,140 for the three months ended September 30, 2008 compared to $0 provided by operating activities for the same period in 2007.

Employees

As of September 30, 2008, Freestone Resources’ only employees are officers of the Company.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern qualification in their report included in our annual report on Form 10-K for the year ended June 30, 2008, which raises substantial doubt about our ability to continue as a going concern.

Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

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

PART II – Other Information

Item No.2 Unregistered Sales of Equity Securities and use of Proceeds.

During the three months ended September 30, 2008, Freestone issued 2,155,000 restricted shares of common stock valued at $215,500 to consultants for services. The consultants agreed to acquire the shares for investment purposes only and not for resale. The certificates representing the shares carry a legend that the shares may not be sold or transferred without compliance with the registration requirements of the Securities Act of 1933, as amended (the “Act”) or in reliance upon am applicable exemption there from. In connection with the issue of these shares, the Company relied upon the private offering exemption found in section 4(2) of the Act.

Item No. 6 - Exhibits

Exhibit Number	Name of Exhibit

3(i)	Articles of Incorporation

3(ii)	Bylaws

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Mike Doran

Mike Doran, CEO

Date: May 11, 2009