Form 10-Q
period 2008-12-31
FREESTONE RESOURCES, INC.
filed 2009-05-18
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of May 18, 2008 there were 35,115,260 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc.
Consolidated Balance Sheets

	(Unaudited)
	December 31, 2008	June 30, 2008

Assets

Current Assets:
Cash	$22,641	$13,548
Accounts receivable	5,183	42,260
Note receivable	-	16,468
Inventory of Petrozene	90,771	-
Total Current Assets	118,595	72,276

Fixed assets, net	366,780	344,202

Other assets	11,300	-
Petrozene contract, net	1,000	1,000
	12,300	1,000

Total Assets	$497,675	$417,478

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$63,587	$23,625
Accounts payable – related party	101,786	5,872
Note payable	15,000	1,721
Current portion – long term debt	12,267	12,267
Total Current Liabilities	192,640	43,485

Long-term Liabilities:
Long-term debt	41,189	43,251

Asset retirement obligations liability	34,888	34,888
Total Liabilities	268,717	121,624

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, -0- shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
authorized, 52,180,260 and 50,025,260 shares issued
and outstanding respectively	52,180	50,025
Additional paid in capital	14,177,429	13,964,084
Accumulated deficit	(14,000,651)	(13,718,255)
Total stockholders’ equity	228,958	295,854
Total Liabilities and Stockholders’ Equity	$497,675	$417,478

The accompanying notes are an integral part of these financial statements.

Freestone Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December	December	December	December
	31, 2008	31, 2007	31, 2008	31, 2007

Revenue:
Oil and gas	$33,030	$39,269	$69,262	$39,269
Petrozene	-	402,326	-	402,326
Total revenue	33,030	441,595	69,262	$441,595

Operating expenses:
Cost of sales	940	151,800	5,499	151,800
Lease operating costs	5,072	2,457	47,164	2,457
Depreciation and depletion	6,943	5,753	13,885	5,753
General and administrative	41,765	50,558	280,925	168,489
Total operating expenses	54,720	210,568	347,473	328,499

Net operating income	(21,690)	231,027	(278,211)	113,096

Other income (expense)
Interest expense	(1,194)	-	(4,185)	(94)
Total other income (expense)	(1,194)	-	(4,185)	(94)

Net Income / (Loss)	$(22,884)	$231,027	$(282,396)	$113,002

Basic and diluted income (loss) per share	$0.00	$0.01	$(0.01)	$0.00

Weighted average shares outstanding:
Basic and diluted	52,180,260	39,732,869	52,168,548	29,655,043

The accompanying notes are an integral part of these financial statements.

	Freestones Resources, Inc.
	Consolidated Statement of Shareholders' Equity
	(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid in capital	Deficit	Total

Balance, June 30, 2008	50,025,260	$50,025	$13,964,084	$(13,718,255)	$295,854

Common stock issued for Services	2,155,000	2,155	213,345	$-	215,500
Net Loss				(282,396)	(282,396)
Balance, December 31, 2008	52,180,260	$52,180	$14,177,429	$(14,000,651)	$228,958

The accompanying notes are an integral part of these financial statements.

Freestone Resource, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(282,396)	$113,002
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	13,885	5,753
Shares issued for services	215,500	136,000
Change in account receivable	37,077	(286,297)
Change in note receivable	16,468	-
Change in inventory of Petrozene	(90,771)	-
Change in other assets	(11,300)	(1,000)
Change in accounts payable	39,962	36,391
Change in accounts payable - related party	95,914	-
Net cash provided by operating activities	34,339	3,849
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(36,463)	-
Net cash used in investing activities	(36,463)	-
CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from note payable	13,279	-
Payments on long-term debt	(2,062)	-
Net cash provided by financing activities	11,217	-
NET CHANGE IN CASH	9,093	3,849
CASH AT BEGINNING OF PERIOD	13,548	-
CASH AT END OF PERIOD	$22,641	$3,849
Supplemental cash flow information:
Cash paid for interest	$4,185	$612
Non-cash investing activities:
Acquisition of oil and gas interests and fixed assets for stock	$-	$330,989

Assumption of accounts payable and note payable	$-	$181,412

The accompanying notes are an integral part of these financial statements.

Freestones Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Freestone Resources, Inc. (“Freestone” or  “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2008 and six months ended December 31, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2008 Form 10-K.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

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

Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  Unproved or unevaluated properties are evaluated at least annually for impairment on a property-by-property basis.  If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The unproven properties were purchased in order to test the Company’s keystone product Petrozene, and allow the Company to continue research and development of this product.

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of December 31, 2008.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Note 3 – Common Stock

On July 2, 2008 Freestone issued 2,155,000 shares of common stock valued at $215,500 to consultants for services.

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

Lloyd Lane                                           President and Director
Tom Bonner                                         Secretary and Director

On July 1, 2008, the Company appointed the following officers and directors:

Mike Doran                                      Chief Executive Officer and Director
Clayton Carter                                                      President and Director

Note 5 – Freestone Technologies, LLC

On October 24, 2008 Freestone established and incorporated Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.  These wells were purchased as additional test wells for Petrozene.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone.

Note 6 – Subsequent Events

On April 17, 2009 the Company entered into an agreement with Lloyd Lane, Tom Bonner, Mike Doran, Jimmy Carter, Clayton Carter and Capital Financial Consultants to liquidate their investments in Freestone.  Each  surrendered his Freestone common stock issued to him (an aggregate of 27,865,000 shares) upon forming Freestone in exchange for a building, certain oil and gas assets, the assumption of certain liabilities related to those assets and assignment of a Petrozene supply contract.

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

Results of Operations

Three months Ended December 31, 2008 and December 31, 2007.  Compared to six months ended December 31, 2008 and December 31, 2007

Revenue - Our revenue for the three months December 31, 2008 was $33,030, compared to $441,595 revenue for the same period in 2007. Revenue increased in the second quarter due to increased in oil and gas sales from wells acquired on November 1, 2007.  Our revenue for the six months December 31, 2008 was $69,262, compared to $441,595 revenue for the same period in 2007.

Operating Expense - Cost of Petrozene sales was negligible for the three months ended December 31, 2008.  Cost of Petrozene sales for the three months ended December 31, 2008 was $940, compared to $151,800 for the same period of 2007.  There were no Petrozene sales in the three months ended December 31, 2008 and six months ended December 31, 2008. Petrozene sales in the three months ended and six months ended December 31, 2007 were $402,326.  Cost of Petrozene sales for the three months and  six months ended December 31, 2007 were $151,800.

Lease operating expense for the three months ended December 31, 2008 was $5,072 compared to $2,457for the same period in 2007. Lease operating expense increased due to cost associated with wells acquired on November 1, 2007.  Lease operating expense for the six months ended December 31, 2008 was $47,164 compared to $2,457 for the same period in 2007.

Operating Expense - Total operating expenses for the three months ended December 31, 2008 were $6,943 of depreciation and depletion expense and $41,765 of general and administrative expenses respectively, compared to $5,753 depreciation and depletion expense and $50,558 of general and administrative expenses for the same period in 2007.  Total operating expenses for the six months ended December 31, 2008 were $13,885 of depreciation and depletion expense and $280,925 of general and administrative expenses respectively, compared to $5,753 depreciation and depletion expense and $168,489 of general and administrative expenses for the same period in 2007.  General and administrative expenses for the six months ended December 31, 2008 include a non-cash expense of $215,500, see Note 3, Common Stock.

Net Income (Loss) - Net loss for the three months ended December 31, 2008 was $22,884 compared to net income of $231,027 for the same period in 2007.  - Net loss for the six months ended December 31, 2008 was $282,396 compared to a net income of $113,002 for the same period in 2007.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the six months ended December 31, 2008, our cash and cash equivalent increased by $9,093 from $13,548 at June 30, 2008.

Net cash provided by operating activities was $34,339 for the six months ended December 31, 2008 compared to $3,849 provided by operating activities for the same period in 2007.

Employees

As of December 31, 2008, Freestone only employees are officers of the Company.

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

PART II – Other Information

Item No.2 Unregistered Sales of Equity Securities and use of Proceeds.

During the three months ended December 31, 2008, Freestone issued 2,155,000 restricted shares of common stock valued at $215,500 to consultants for services. The consultants agreed to acquire the shares for investment purposes only and not for resale. The certificates representing the shares carry a legend that the shares may not be sold or transferred without compliance with the registration requirements of the Securities Act of 1933, as amended (the “Act”) or in reliance upon an applicable exemption there from. In connection with the issue of these shares, the Company relied upon the private offering exemption found in section 4(2) of the Act.

Item No. 6 – Exhibits

Exhibit Number

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

Date: May 18, 2009