Form 10-Q
period 2009-03-31
FREESTONE RESOURCES, INC.
filed 2009-05-21
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-28753

FREESTONE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0880427
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 18, 2009 there were 35,115,260 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2009	June 30, 2008

Assets

Current Assets:
Cash	$-	$13,548
Accounts receivable	-	42,260
Note receivable	-	16,468
Inventory of Petrozene	90,771	-
Total Current Assets	90,771	72,276

Fixed assets, net	367,243	344,202

Other assets	15,068	-
Petrozene contract, net	1,000	1,000
	16,068	1,000

Total Assets	$474,082	$417,478

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$29,630	$23,625
Accounts payable – related party	107,658	5,872
Note payable	35,000	1,721
Current portion – long term debt	33,078	12,267
Total Current Liabilities	205,366	43,485

Long-term Liabilities:
Long-term debt	40,681	43,251
Asset retirement obligations	34,888	34,888
Total Liabilities	280,935	121,624

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 52,180,260 and 50,025,260 shares issued
and outstanding, respectively	52,180	50,025
Additional paid in capital	14,177,429	13,964,084
Accumulated deficit	(14,036,462)	(13,718,255)
Total stockholders’ equity	193,147	295,854
Total Liabilities and Stockholders’ Equity	$474,082	$417,478

The accompanying notes are an integral part of these financial statements.

Freestone Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March	March	March	March
	31, 2009	31, 2008	31, 2009	31, 2008

Revenue:
Oil and gas	$13,960	$44,417	$83,222	$83,686
Petrozene	-	4,400	-	406,726
Total revenue	13,960	48,817	83,222	490,412

Operating expenses:
Cost of revenue	5,538	-	11,036	151,800
Lease operating costs	13,020	18,598	60,184	21,055
Depreciation and depletion	6,943	8,630	20,828	14,383
General and administrative	22,111	82,999	303,037	251,488
Total operating expenses	47,612	110,227	395,085	438,726

Operating income (loss)	(33,652)	(61,410)	(311,863)	51,686

Other income (expense):
Interest expense	(2,195)	(519)	(6,344)	(613)
Total other income (expense)	(2,195)	(519)	(6,344)	(613)

Net income (loss)	$(35,847)	$(61,929)	$(318,207)	$51,073

Basic and diluted income (loss) per share	$0.00	$0.01	$(0.01)	$0.00

Weighted average shares outstanding:
Basic and diluted	52,180,260	39,740,012	52,172,395	36,389,824

The accompanying notes are an integral part of these financial statements

Freestones Resources, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid in capital	Deficit	Total
Balance, June 30, 2008	50,025,260	$ 50,025	$ 13,964,084	$ (13,718,255)	$ 295,854

Common stock issued for services	2,155,000	2,155	213,345	-	215,500

Net Loss				(318,207)	(318,207)
Balance, March 31, 2009	52,180,260	$52,180	$14,177,429	$(14,036,462)	$193,147

The accompanying notes are an integral part of these financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(318,207)	$51,073
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,828	14,383
Shares issued for services	215,500	-
Write-off in note receivable	16,468	-
Change in account receivable	42,260	(17,856)
Change in inventory of Petrozene	(90,771)	-
Change in other assets	(15,068)	(1,000)
Change in accounts payable	6,005	(140,062)
Change in accounts payable - related party	101,786	-

Net cash provided by (used in) operating activities	(21,199)	47,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(43,869)	-
Net cash used in investing activities	(43,869)	-
CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from note payable	33,279	-
Proceeds from long-term debt	20,811
Payments on long-term debt	(2,570)	(1,508)
Net cash provided by (used in) financing activities	51,520	(1,508)
NET CHANGE IN CASH	(13,548)	46,280
CASH AT BEGINNING OF PERIOD	13,548	-
CASH AT END OF PERIOD	$-0-	$46,280
Supplemental cash flow information:
Cash paid for interest	$6,344	$612
Non-cash investing activities:
Acquisition of oil and gas interests and fixed assets for stock	$-	$330,989

Assumption of accounts payable and note payable	$-	$181,412

The accompanying notes are an integral part of these financial statements.

Freestone Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Freestone Resources, Inc. (“Freestone” or  “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009 and nine months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2008 Form 10-K.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of March 31, 2009.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

On April 22, 2009 the Company issued 3,000,000 restricted shares of common stock to Mike Doran, 3,000,000 restricted shares of common stock to Clayton Carter, 1,500,000 restricted shares of common stock to Don Edwards, and 1,250,000 restricted shares of common stock to consultants as compensation for past services rendered in lieu of salary.

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

Results of Operations

Three months Ended March 31, 2009 and March 31, 2008.  Compared to nine months ended March 31, 2009 and March 31, 2008

Revenue - Our revenue for the three months March 31, 2009 was $13,960, compared to $48,817 revenue for the same period in 2008. Revenue decreased in the third quarter due to decreased in oil and gas sales from wells acquired on November 1, 2007.  Our revenue for the nine months March 31, 2009 was $83,222, compared to $490,412 revenue for the same period in 2008.

Operating Expense - Cost of Petrozene sales was negligible for the three months ended March 31, 2009.  Cost of Petrozene sales for the three months ended March 31, 2009 was $-0-, compared to $-0- for the same period of 2008.  There were no Petrozene sales in the three months ended March 31, 2009 and nine months ended March 31, 2009. Petrozene sales in the three months ended March 31, 2008 were $4,400 and nine months ended March 31, 2008 were $406,726.  Cost of Petrozene sales for the three months ended March 31, 2008 were $-0- and nine months ended March 31, 2008 were $151,800.

Lease operating expense for the three months ended March 31, 2009 was $13,020 compared to $18,598 for the same period in 2008. Lease operating expense decreased for three months ended due to cost associated with wells acquired on November 1, 2007.  Lease operating expense for the nine months ended March 31, 2009 was $60,184 compared to $21,055 for the same period in 2008.

Operating Expense - Total operating expenses for the three months ended March 31, 2009 were $6,943 of depreciation and depletion expense and $22,075 of general and administrative expenses respectively, compared to $8,630 depreciation and depletion expense and $82,999 of general and administrative expenses for the same period in 2008.  Total operating expenses for the nine months ended March 31, 2009 were $20,828 of depreciation and depletion expense and $303,037 of general and administrative expenses respectively, compared to $14,383 depreciation and depletion expense and $251,488 of general and administrative expenses for the same period in 2008.  General and administrative expenses for the nine months ended March 31, 2009 include a non-cash expense of $215,500, see Note 3, Common Stock.

Net Income (Loss) - Net loss for the three months ended March 31, 2009 was $35,811 compared to net loss of $61,929 for the same period in 2008.  - Net loss for the nine months ended March 31, 2009 was $318,207 compared to a net income of $51,073 for the same period in 2008.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the nine months ended March 31, 2009, our cash and cash equivalent decreased to $0 from $13,548 at June 30, 2008.

Net cash used in operating activities was $21,199 for the nine months ended March 31, 2009 compared to $47,788 provided by operating activities for the same period in 2008.

Employees

As of March 31, 2009, Freestone only employees are officers of the Company.

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

PART II – Other Information

Item No.2 Unregistered Sales of Equity Securities and use of Proceeds.

During the nine months ended March 31, 2009, Freestone issued 2,155,000 restricted shares of common stock valued at $215,500 to consultants for services. The consultants agreed to acquire the shares for investment purposes only and not for resale. The certificates representing the shares carry a legend that the shares may not be sold or transferred without compliance with the registration requirements of the Securities Act of 1933, as amended (the “Act”) or in reliance upon an applicable exemption there from. In connection with the issue of these shares, the Company relied upon the private offering exemption found in section 4(2) of the Act.

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

Date: May 21, 2009