Form 10-K
period 2009-06-30
FREESTONE RESOURCES, INC.
filed 2009-10-28
CIK 1089319

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

For the Transition Period from ________ to ________

FREESTONE RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	000-28753	33-0880427
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Republic Center, Suite 1350 325 N. St. Paul St. Dallas, TX		75201
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s telephone number, including area code:  214-880-4870

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par value $0.001

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes |   | No |X|

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes |   | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes |   | No |X|

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes |   | No |X|

Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 18, 2009: $11,342,228

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of October 18, 2009, the Registrant had 66,718,994 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationship and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

FORWARD-LOOKING STATEMENTS

          This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  In addition, our past results of operations do not necessarily indicate our future results.

          Other sections of this report may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business, and we cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed in this Annual Report on Form 10-K.

          Except as otherwise required by applicable laws and regulations, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report. Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection to us for statements made in this report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Company Background

Freestone Resources, Inc. (the “Company” or “Freestone”) is a Distribution Company that is actively acquiring oil and gas research and development properties that can benefit from our unique solvent, Petrozene. Petrozene is a solvent that has been proven to inhibit corrosion, remove scale, dissolve iron sulfides and decrease the viscosity of oil.

Freestone’s principal strategy is to purchase producing oil and gas properties that have marginal production for further research and development of Petrozene.  Freestone is actively working with industry partners to purchase these properties and to research alternative uses for Petrozene.

Available Information

The Freestone website is www.freestoneresourcesinc.com.  More information on Petrozene can also be found at www.petrozene.com.  The Company’s references to the URLs for these websites are intended to be inactive textual references only.  The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (the “SEC”).

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Distribution Business

Freestone distributes Petrozene to a variety of operating and service companies within the oil and gas industry.  During the year ended June 30, 2009, there were no sales of Petrozene.

Products and Services

Petrozene

Freestone has been engaged in extensive laboratory and oil field testing of Petrozene.  Most tests of Petrozene has involved treatment for paraffin and asphaltine elimination within oil tank bottoms, oil flow lines, oil production tubing, well bore and oil formation strata.  During the testing and use of Petrozene we have found additional characteristics of Petrozene that have marketable possibilities.  Petrozene inhibits corrosion, removes scale, dissolves iron sulfide and decreases the viscosity of oil.

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

Freestone’s current well assets and leases were purchased for the purpose of testing Petrozene. These leases contain wells that have paraffin and asphaltine problems, and our tests are allowing the company to perfect a treatment method that can be marketed to potential customers.

Acquisition of Earth Oil Services, Inc.

On September 24, 2009 the Company acquired 100% of Earth Oil Services, Inc., a Nevada Corporation, which owns certain exclusive license agreements to utilize the product EncapSol.  EncapSol is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials.

Research and Development

Freestone is actively purchasing marginal oil and gas properties and leasing properties that will be used in the further research and development of Petrozene.  This research focuses on the types of formations that will benefit the most from the use of the solvent, as well as the various applications from production and storage to end cycle refinement.

Growth Strategy

Freestone is actively pursuing a strategy of growth through increasing the current market for Petrozene.  Freestone intends to research various methods in which to expand its marketing efforts to refineries, oil and gas storage companies, independent operators, and service companies.

Sale of Natural Gas and Oil

Freestone does not intend to refine our natural gas or oil production. We will sell all or most of our production to certain purchasers in a manner consistent with industry practices at prevailing rates.  Freestone currently sells its natural gas to Shoreline Gas, LLC and sells oil to Bargas, Inc. Under current conditions, we should be able to find other purchasers, if needed.  All of our produced oil is held in tank batteries and then each respective purchaser transports the oil by truck.  Respectively, our natural gas is transported via pipeline.

Environmental Matters

Freestone’s oil and gas operations and properties and Petrozene distribution operations are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•	impose substantial liabilities for pollution resulting from its operations, or due to previous operations conducted on any leased lands.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended (“CERCLA”), and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

ITEM 1A.                              RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 1B.                              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                 DESCRIPTION OF PROPERTY

Freestone's corporate offices are located at Republic Center, Suite 1350 325 N. St. Paul St. Dallas, TX 75201.  Freestone entered into a lease agreement on this property for a term of five years.

ITEM 3.                                 LEGAL PROCEEDINGS

Freestone is not involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Freestone did not submit any matters to a vote to the security holders during the fiscal year ended June 30, 2009.

PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently quoted on the OTC:BB under the symbol “FSNR.”

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2009 and 2008.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2009	High	Low
First Quarter	$0.15	$0.05
Second Quarter	$0.10	$0.03
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.10	$0.02

Fiscal 2008	High	Low
First Quarter	$0.26	$0.12
Second Quarter	$0.19	$0.08
Third Quarter	$0.26	$0.12
Fourth Quarter	$0.12	$0.10

Shareholders
As of October 18, 2009, there were approximately 190 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends
Freestone has not paid cash dividends on any class of common equity since formation and Freestone does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants
Freestone has no warrants outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At present, Freestone management is focused on the utilization of our unique solvent Petrozene.  Freestone’s acquisitions of certain oil and gas properties are necessary to conduct research and development for Petrozene.   Minimal revenues have been earned and related expenses have been incurred from the incidental operation of these oil and gas interests, as well as miscellaneous fees associated with the corporation. Freestone continues to look for various solvents, chemicals, and technologies that might fit into Freestone’s petro-chemical line.

Critical Accounting Policies

Our consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles.  As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

Revenues from oil, gas and natural gas liquids, which are produced from the Company’s wells used its research and development activities, are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured.

Stock based compensation

Pursuant to SFAS No. 148, Share Based Payment, the guidelines for recording stock issued for goods or services require the fair value of the shares granted be based on the fair value of the goods or services received or the publicly traded share price of the Company’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable.  This position has been further clarified by the issuance of SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Accordingly, the Company elected an early application of these guidelines.  Freestone Resources has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

Research and development

The Company currently has limited finances available for research and development.  As the Company’s financial position improves the Company plans to develop an appropriate research and development policy.

Results of Operations Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Revenues

Revenue for the years ended June 30 2009 and June 30, 2008 were $65,390 and $545,231, respectively. This was provided by sales of oil of $8,265 and $34,342 respectively, sales of gas of $57,125 and $94,479 respectively.  There were no sales of Petrozene in the year ended June 30, 2009 and sales of Petrozene of $ 416,410 in the year ended June 30, 2008.

Operating Expense

Total operating expenses in the years ended June 30, 2009 and June 30, 2008 were $995,231 and $527,567, respectively. These included cost of sales which, for the years ended June 30, 2009 and June 30, 2008 were made up of  lease operating costs of $72,752 and $81,004, respectively, and cost of Petrozene sold of $ -0- and $37,521, for the years ended June 30, 2009 and 2008, respectively.  Stock based compensation included of consulting and contract services paid for by the issuance of common stock of $523,250 and $141,250 for the years ended June 30, 2009 and 2008, respectively, Research and development was $-0- and $40,398 for the years ended June 30, 2009 and 2008, respectively, depreciation and amortization of $40,413 and $19,754 year respectively, with the balance of general and administrative expenses of $105,935 and $205,719, respectively.  Impairment expenses were $250,266 for the year ending June 30, 2009 and $ -0- for the year ended June 30, 2008.

Other income and expense for the years ended June 30, 2009 and June 30, 2008 – made up of other income (expense) of ($830) and $2,985, respectively, and interest expense of $6,490 and $4,024, respectively.

Net (Loss) Income

Net loss for the year ended June 30, 2009 was $957,161.  Net income for year ended June 30, 2008 was $16,625.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the year ended June 30, 2009, cash decreased by $8,733 from $13,548 at June 30, 2008.   This decrease resulted from the use of cash in our operating and investing activities which was less than the cash we were able to raise from debt and equity financing activities.

Net cash used by operating activities was $186,076 for the year ended June 30, 2009 compared to $157,734 provided by operating activities for the same period ending June 30, 2008.

Employees

As of June 30, 2009, our only employees are the officers of the Company.

Need for Additional Financing

The Company believes it will not generate sufficient liquidity from its operations so the need for additional funding will be necessary.  We may sell stock and/or issue additional debt to raise capital to accelerate our growth.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.  At June 30, 2009, we had outstanding notes payable totaling $25,997 to a bank and $25,000 outstanding to a related party.  The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.  A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense and on our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The consolidated financial statements of Freestone Resources, Inc., together with the Report of Independent Registered Public Accounting Firm of Turner, Stone & Company, L.L.P. covering our year ended June 30, 2009, and of Malone & Bailey, P.C., covering the year ended June 30, 2008, appear on pages 17 through 32 of this report.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2009 and 2008.

	Quarter Ended:

	30-Sep-08	31-Dec-08	31-Mar-09	30-Jun-09
Revenues	$19,633	$17,898	$7,565	$20,294
Gross profit	19,633	17,898	7,565	20,294
Net income (loss)	(259,512)	(22,884)	(35,847)	(638,918)

Net income per share, basic	$0.00	$0.00	$0.00	$(0.02)
Shares used in per share calculation, basic	52,156,836	52,180,260	52,180,260	37,777,593

	Quarter Ended:

	30-Sep-07	31-Dec-07	31-Mar-08	30-Jun-08
Revenues	$0	$425,406	$34,504	$85,321
Gross profit	0	289,795	48,817	169,098
Net income (loss)	(118,025)	231,027	(61,929)	(34,448)

Net income per share, basic	$(0.01)	$0.01	$(0.01)	$0.00
Shares used in per share calculation, basic	19,577,217	39,732,869	39,740,012	39,790,082

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2009.   Based on its evaluation, our management concluded that, as of June 30, 2009, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons serve as directors and officers of Freestone Resources, Inc.

Clayton Carter, Chief Executive Officer and President James F. Carroll, Chief Financial Officer Don Edwards, Chief Investment Officer

Clayton Carter, age 24, received his Bachelor of Arts in Integrated Marketing and Communications from Pepperdine University. With his extensive knowledge of the public markets and investment-based finance, Mr. Carter has raised the capital to develop multiple startups. Mr. Carter has served as President and Director of Freestone Resources since January 2009, and will continue his current duties at the Company as the Chief Executive Officer and Chairman of the Company. Mr. Carter strongly believes in Freestone's continuing mission to develop new technologies that allow for the utilization of various petroleum resources in an environmentally responsible and cost effective way.   Mr. Carter has served as the President of Freestone Resources since September of 2008.  Previous positions within the past five years include a position as a customer service representative at Wells Fargo bank.

Don Edwards, age 60, is a graduate from Texas Christian University with a BBA degree concentrating in Finance and Economics. Mr. Edwards started his business career with E. F. Hutton where he was a regional OTC Coordinator. He also ran a trading desk for OTC stocks. He later served as President, CFO, CEO and Director for four securities firms as well as a Director for two savings and loans. He has been responsible for managing many public and private companies. He has raised startup capital for dozens of both private and public companies. Mr. Edwards has vast knowledge in the investment field including fine art. He has bought and sold art works of such artists as Charles Russell and Monet. Don was a licensed Insurance agent for many years and assisted in managing the West Texas region for Mass Mutual Life Ins. Co. Don also has a background in the Oil and Gas Industry. His family has run a successful Drilling Co. in West Texas for over half a century. Mr. Edwards will maintain his position as Chief Investment Officer of the Company.  Mr. Edwards has served as the Chief Investment Officer for the Company for six months.  Prior to his employment at the Company, Mr. Edwards was self employed.

James F. Carroll, 53, has served as the Chief Financial Officer and Treasurer of Freestone since May 1, 1999. He has served as a director of Freestone since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by F. Schumacher & Co., a New York Fabric Company, as a manager of Production, Purchasing and Inventory. Mr. Carroll received a B.B.A. degree in public accounting from Pace University of New York in 1985.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that as of the date of this report they were all current in their 16(a) reports, with the exception of the inadvertent late filing of a Form 3 reports by Mr. Larry Shultz and Environmental Services and Support, Inc., a California corporation, which will report the issuance of 7,000,227 and 24,603,507 shares of common stock, respectfully, on September 24, 2009, and the inadvertent late filings of the Form 5 by officers Clayton Carter, James Carroll, and Don Edwards which are in the process of being filed by the aforementioned parties.

Board of Directors

Our board of directors currently consists of three members. Our directors serve one-year terms. Our board of directors has affirmatively determined that there are currently no independent directors serving on our board.

Committees of the Board of Directors

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Governance, Compensation and Nominating Committee

We do not have a standing governance, compensation and nominating committee of the Board of Directors. Management has determined not to establish governance, compensation and nominating committee at present because of our limited resources and limited operations do not warrant such a committee or the expense of doing so.

Code of Ethics

The Company has not yet adopted a code of ethics for officers, directors and employees.  The Company intends to adopt a code of ethics.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), President, and Chief Investment Officer:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Michael Doran, CEO (former)	2009	13,000	0	105,000	0	0	0	0	118,000
Clayton Carter, CEO	2009	13,000	0	105,000	0	0	0	0	118,000
Don Edwards, CIO	2009	0	0	52,500	0	0	0	0	52,500
James Carroll, CFO	2009	0	0	0	0	0	0	0	0

 Employment Agreements

We do not have any employment agreements in place.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.                      SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of October 18, 2009, the following persons are known to Freestone to own 5% or more of Freestone's Common Stock:

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned*	Percent of Class

Clayton Carter, President, CEO and Director	3,005,000	4.50%

Mike Doran, CEO (former) and Director (former)	3,000,000	4.50%

James Carroll, Chief Financial Officer and Director	1,190,000	1.78%

Don Edwards, Chief Investment Officer and Director	1,900,000	2.85%

Environmental Services and Support, Inc.	24,603,507	36.88%

Larry Shultz	7,000,227	10.49%
Directors and Officers as a Group

325 N. St. Paul St.
Ste. 1350
Dallas, TX 75201

Environmental Services and Support, Inc. and Larry Shultz

355 Lantana, Suite 110
Camarillo, CA 93010

* Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

We were not a party to any transactions or series of similar transactions that have occurred during this fiscal year in which a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Due to our limited resources, the Company does not have any independent directors serving on the board of directors.

ITEM 14.                               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2009 was $10,000, and $35,954 for audit fees relating to the years ended June 30, 2008 and 2007.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None

ITEM 15.	EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accountant

Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008

Consolidated Statements of Expenses – For the Years Ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2009 and 2008

Consolidated Statements of Stockholders’ Deficit – For the Years Ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements

(b) Freestone filed the following Exhibits in the year ended June 30, 2009.

On January 6, 2009, Freestone filed an 8-K to report a Change in Directors or Principal Officers. (incorporated by reference to the Form 8-K filed on January 6, 2009)

On January 16, 2009, Freestone filed an 8-K to report Changes in Registrant's Certifying Accountant. (incorporated by reference to the Form 8-K filed on January 16, 2009)

On January 28, 2009, Freestone filed an 8-K/A to report Changes in Registrant's Certifying Accountant. (incorporated by reference to the Form 8-K filed on January 28, 2009)

On June 10, 2009, Freestone filed a Form 8-K to report Entry into a Material Definitive Agreement. (incorporated by reference to the Form 8-K filed on June 10, 2009)

(c)           Exhibits

31	Certification

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freestone Resources, Inc.

By: /s/ Clayton Carter Clayton Carter, Chief Executive Officer

Dated: October 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Clayton Carter Clayton Carter	President, Chief Executive Officer and Director	Oct. 28, 2009

By: /s/ James Carroll	Chief Financial Officer, Director	Oct. 28, 2009
James Carroll

By: /s/ Don Edwards	Chief Investment Officer, Director	Oct. 28, 2009
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm for Year Ended June 30, 2009

The Board of Directors and Stockholders
Freestone Resources, Inc.
   and Subsidiary

We have audited the accompanying consolidated balance sheet of Freestone Resources, Inc. and Subsidiary, (the “Company”) as of June 30, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. and Subsidiary as of June 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses, has a net working capital deficiency and will require substantial capital to develop future products.  Each of these matters raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TURNER STONE & COMPANY L.L.P
Turner Stone & Company L.L.P
Dallas, Texas
October 28, 2009

Report of Independent Registered Public Accounting Firm for Years Ended June 30, 2008 and 2007

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

/s/  Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

FREESTONE RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30	2009	2008
ASSETS
Current assets:
Cash	$4,815	$13,548
Accounts receivable	4,559	42,260
Deposits and other assets	5,068	-
Note receivable, related party	-	16,468
Total current assets	14,442	72,276

Oil and gas properties used for research and development	26,000	92,930
Equipment and other fixed assets, net of accumulated depreciation	7,052	251,272
Other assets	1,000	1,000

TOTAL ASSETS	$48,494	$417,478

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$24,431	$23,625
Accrued expenses, related party	-	5,872
Note payable, related party	25,000	1,721
Notes payable to bank	25,997	-
Long term debt, current portion	-	12,267
Total current liabilities	75,428	43,485

Long term liabilities:
Long term debt	-	43,251
Asset retirement obligations	41,123	34,888
Total non-current liabilities	41,123	78,139
TOTAL LIABILITIES	116,551	121,624

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 100,000,000 shares
authorized, 35,115,260 and 50,025,260 shares issued and outstanding	35,115	50,025
Additional paid in capital	14,572,244	13,964,084
Accumulated deficit	(14,675,416)	(13,718,255)
Total stockholders' equity (deficit)	(68,057)	295,854
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$48,494	$417,478

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED JUNE 30	2009	2008

Revenue:
Petrozene	$-	$416,410
Oil & gas revenues resulting from research activities	65,390	128,821
Total revenue	65,390	545,231

Operating expenses:
Cost of sales	-	37,521
Lease operating costs	72,752	81,004
Depreciation and amortization	40,413	19,754
Accretion of asset retirement obligation	2,615	1,921
Stock-based compensation	523,250	141,250
Research and development	-	40,398
Impairment of oil and gas properties	250,266	-
General and administrative	105,935	205,719
Total operating expenses	995,231	527,567
Net operating income (loss)	(929,841)	17,664

Other income (expense)

Other income (expense):	(830)	2,985
Loss on extinguishment of debt	(20,000)	-
Interest expense	(6,490)	(4,024)
Total other income (expense)	(27,320)	(1,039)

Net income (loss)	$(957,161)	$16,625

Basic and diluted income (loss) per share:
Net income (loss) per share	$(0.02)	-

Weighted average shares outstanding:
Basic and diluted	48,818,192	39,790,082

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED JUNE 30	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(957,161)	$16,625
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	40,413	19,754
Impairment of oil and gas properties	250,266	-
Adjustment for interest reasonableness	-	(3,181)
Loss on cancellation of common stock	(2,255)	-
Accretion of asset retirement obligation	2,615	1,921
Stock based compensation	523,250	141,250
Loss on extinguishment of debt	20,000	-
Change in assets and liabilities:
Accounts receivable	37,701	-
Inventory	(90,771)	-
Other assets	(5,068)	23,625
Accounts payable and accrued expenses	806	-
Accrued expenses, related party	(5,872)	-
Net cash provided by (used in) operating activities	(186,076)	157,734

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(38,409)	-
Proceeds from note receivable, related party	16,468	-
Net cash used in investing activities	(21,941)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable to bank	55,352	-
Payments on notes payable to bank	(29,355)	-
Proceeds from notes payable, related parties	205,771	-
Payments on notes payable, related parties	(30,706)	-
Payments on long term debt	(1,778)	(144,186)
Net cash provided by (used in) financing activities	199,284	(144,186)

NET CHANGE IN CASH	(8,733)	13,548

CASH AT BEGINNING OF YEAR	13,548	-

CASH AT END OF YEAR	$4,815	$13,548

Supplemental cash flow information:
Cash paid for interest	$6,490	$4,025
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2007	19,260,260	$19,260	$13,707,203	$(13,734,880)	$(8,417)

Common stock issued for services	765,000	765	140,485	-	141,250
Common stock issued for assets	30,000,000	30,00	119,577	-	149,577
Adjustment for interest reasonableness			(3,181)	-	(3,181)

Net income				16,625	16,625
Balance, June 30, 2008	50,025,260	50,025	13,964,084	(13,718,255)	295,854

Common stock issued for services	10,955,000	10,955	512,295	-	523,250
Common stock issued for note payable	2,000,000	2,000	68,000	-	70,000
Common Stock – cancelled	(27,865,000)	(27,865)	27,865	-	-

Net loss	-	-		(957,161)	(957,161)

Balance, June 30, 2009	35,115,260	$35,115	$14,572,244	$(14,675,416)	$(68,057)

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
Notes To Consolidated Financial Statements
June 30, 2009

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

History:

            Freestone (the Company) was incorporated in Texas on January 22, 1997as Para-Link. On March 10, 1999, Para-Link acquired 100% of the outstanding capital stock of iChargeit Inc., which was incorporated on January 6, 1999 in Nevada.  On March 17, 1999, Para-Link, Inc. changed its name to iChargeit, Inc. and was reincorporated in Delaware on November 5, 1999.  On August 22, 2007, iChargeit was reincorporated in Nevada and changed its name to Freestone Resources, Inc. During these periods the Company was involved in the operation of an internet computer supply business until its operations were discontinued in 2001.

Operating Activities:

Freestone has been and remains involved in the sale and marketing of a solvent known as Petrozene which is used in petroleum production operations to break down paraffin, disperse oil tank sludge, and has other unique industrial-use qualities outside the petroleum exploration and production industry.

The Company was actively involved in the petroleum chemical distribution in 2008. In addition, continuing research operations using oil and gas properties that are owned by the Company produced hydrocarbons that were severed and sold. During the year ended 2009, the chemical inventory and certain other assets were transferred to founding members of the Company in exchange for a note payable to the individuals and the cancellation of approximately 28 million shares of common stock owned by them.

During the year 2009, the Company continued its research and development activities and search for chemical solutions to oil and gas production problems. Subsequent to June 30, 2009 the Company acquired certain chemical production facilities (See Note 15).

Going Concern Uncertainties

As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient profits and cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing and to develop products through our research and development activities that will generate revenues sufficient to cover our operating costs and expenses.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Principles of consolidation:

The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary, Freestone Technologies, LLC, which has a fiscal year end of June 30. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Earnings per Share:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period covered.  Freestone has no potentially dilutive securities; therefore fully diluted loss per share is identical to basic loss per share.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Flows:

Cash includes cash in hand and cash in demand and time deposits and all highly liquid debt instruments with original maturities at the time of purchase of three months or less.  The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non interest bearing transaction accounts of up to $250,000 through December 31, 2013.  At June 30, 2009, none of the Company’s cash was in excess of federally insured limits.

Revenue Recognition:

The Company recognizes revenue from the sale of its products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

* Persuasive evidence of an arrangement exists;
* Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
* The price is fixed and determinable; and
* Collectability is reasonably assured.

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

Property and equipment:

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 30 years.  Oil and gas properties were purchased primarily for product testing and are depreciated over their estimated useful lives of 3 years but not reduced below estimated salvage value.

Asset retirement obligation:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” the Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties. The settlement date fair value is discounted at Freestone Resource’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

The amounts recognized for ARO are based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.

Inventory:

Inventory is recorded at the lower of cost (specific identification) or market.  In the year ended June 30, 2009 the Company transferred all inventories of Petrozene to Lloyd Lane per the Settlement Agreement with the Company (Note 3).  Currently, the Company does not have any inventories of Petrozene, and the Company did not have any sales relating to Petrozene in the year ended June 30, 2009.

Research and Development Costs:

Research and development expenses consist of costs associated with product. These expenses include related salaries and benefits, trial and related testing costs, contract and other outside service fees. Research and development costs are expensed as incurred.  In the year ended June 30, 2009, no research and development costs were incurred.  In the year ending June 30, 2008, research and development costs were $40,398.

Impairment of Long-Lived Assets:

The Company evaluates, on a quarterly basis, long-lived assets to be held and used for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the discounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.  As explained in Note 13, during the fourth quarter of the year ended June 30, 2009, the Company recognized an impairment charge totaling $250,266 related to its oil and gas properties used in its research and development activities.

Recently Issued Accounting Pronouncements:

During the year ended June 30, 2009, there were several new accounting pronouncements issued by FASB, the most recent of which was SFAS No. 168. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these merging issues to assess any potential future impact on its consolidated financial statements.

Receivables:

Receivables consist of accrued oil and gas receivables due from purchasers of oil and gas for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale.  At June 30, 2009 and 2008, there was no allowance for doubtful accounts.

Stock-based compensation:

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments based on the fair value of the equity instruments issued, in accordance with the Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash in highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business.

Reclassifications:

For comparability, certain 2008 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2009.

Subsequent Events:

            In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by management, events that have occurred after June 30, 2009, up until the issuance of the consolidated financial statements, which occurred on or about October 28, 2009.

NOTE 2 – INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position at or for the years ended June 30, 2009 or June 30 2008. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

The Company has adopted SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Freestone has calculated its tax liability in accordance with Section 382 of the Internal Revenue Code which generally limits the amount of its income that can be offset by historical losses (NOL carryforwards) once a corporation has undergone an ownership change.  Ownership changed in Freestone on November 1, 2007. The cumulative net operating loss carry-forward that can offset current and/or future income includes amounts and is approximately $1,535,000.  The net change in the valuation allowance during 2009 was an increase of approximately $325,000.  The use of this loss carryforward is limited under Internal Revenue Code Section 382 due to an ownership change in the fiscal year ended June 30, 2008.  The annual limitation is $151,000.  All NOLs will expire between 2019 and 2029.

Freestone’s net deferred tax amounts are as follows:	Year ended June 30,

	2009		2008
Tax benefit (expense) at statutory rate	$(325,435)	34%	$(5,654)	34%
Permanent differences	(588)	0%	(813)	(5)%
State income taxes	-	0%	665	4%
Expiration of NOL’s and other	-	0%	-	(0)%
Valuation allowance	(324,847)	(4)%	(5,802)	(35)%
Effective tax rate	$-	0%	$-	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2009 and June 30, 2008 are as follows:

	June 30, 2009	June 30, 2008

Deferred tax assets:
Net operating losses carry forwards	$522,009	$197,162
Total deferred tax assets	522,009	197,162
Deferred tax liabilities	0	0
Total deferred tax liabilities	(0)	(0)
Net deferred tax asset	522,009	197,162
Valuation allowance	(522,009)	(197,162)
Deferred tax asset, net	$-	$-

NOTE 3 – ADVANCES AND NOTES PAYABLE - RELATED PARTY

During the year ended June 30, 2008, the Company assumed certain debt in conjunction with the issuance of the 30,000,000 shares of common stock to various individuals affiliated to a now former CEO, Lloyd Lane (Lane), including a mortgage note for approximately $54,000 secured by the building the Company received as part of the same transaction. The building had a cost basis of $62,500. During the year ended June 30, 2009, Lane advanced $110,771 to the Company on a non-interest bearing unsecured basis.  Also, later during the year ended June 30, 2009, the building and the related note payable and Petrozene inventory was transferred back to Lane in exchange for the cancellation of 27,865,000 shares of common stock previously issued to him.

On December 11, 2008, the Company received a loan advanced from Donna Doran in the amount of $50,000.  The advance was non-interest bearing, unsecured and payable in thirty-six installments beginning January 1, 2009.  On April 21, 2009, the advance was converted to 2,000,000 restricted shares of common stock and the Company recognized a $20,000 loss on the extinguishment of debt.

On May 26, 2009 the Company received a loan from Mike Doran (Doran), CEO, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable.  During the year ended June 30, 2009, the Company received an advance from Mr. Doran of $20,000 which was repaid during the year.

NOTE 4 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2009 and 2008, there were 35,115,260 and 50,025,260, respectively, common shares outstanding.

The Company has not paid a dividend to its shareholders.

Common Stock Issued for Past Services Rendered

During the year ended June 30, 2009, the Company issued 3,000,000 restricted shares of common stock to Mike Doran, 3,000,000 restricted shares of common stock to Clayton Carter, and 1,500,000 restricted shares of common stock to Don Edwards.  In addition, the Company issued 3,455,000 restricted shares of common stock to consultants as compensation for past services rendered in lieu of salary.

During the year ended June 30, 2008, the Company issued 765,000 restricted shares of common stock to consultants as compensation for services rendered in lieu of salary.

NOTE 5 – NOTES PAYABLE TO BANK

On October 27, 2008, the Company’s wholly owned subsidiary, Freestone Technologies, LLC, was issued an equipment loan by Third Coast Bank in the amount of $37,352.  The terms of the loan include a minimum interest rate of two points over the current bank index (prime rate) or 7.0%, a maturity date of October 27, 2009, and twelve monthly payments of $3,234.  The collateral for the loan includes the equipment purchased from the proceeds of the loan.

On April 4, 2009, the Company was issued a Line of Credit from Third Coast Bank in the amount of $18,000.  The terms of this note include a market-rate interest rate (4.0% at June 30, 2009), a maturity date of October 4, 2009 and monthly installment payments of no less than sixty-five dollars per month.  This note is currently being renewed with an anticipated maturity date of April 2, 2010 and other terms similar to those in the original loan agreement.

NOTE 6 – PURCHASE PRICE TRANSACTION

On April 20, 2009, based on Board of Directors consent, the Company issued Donna Doran 2,000,000 restricted shares of common stock for payment of a $50,000 loan to the Company.  The purchase price of $0.035 for the transaction was based on the last trading price of the stock.

           On April 22, 2009, based on Board of Directors consent, the Company issued 3,000,000 restricted shares of common stock to Mike Doran, 3,000,000 restricted shares of common stock to Clayton Carter, 1,500,000 restricted shares of common stock to Don Edwards, and 1,250,000 restricted shares of common stock to consultants in lieu of salary for past services rendered to the Company.  The purchase price of $0.035 for the transaction was based on the last trading price of the stock.

NOTE 7 – EQUIPMENT AND OTHER FIXED ASSETS

Fixed assets at June 30, 2009 and 2008 are as follows:
	2009	2008
Building	$-	$62,500
Computers and office furniture	8,967	2,992
Oil and gas research and development equipment	26,000	205,534
Less: accumulated depreciation	(1,915)	(19,754)
Total equipment and other fixed assets, net of accumulated depreciation	$33,052	$251,272

Depreciation expense was $40,413 and $19,754 for the years ended June 30, 2009 and 2008.

NOTE 8 – ASSET RETIREMENT OBLIGATION

The Company’s consolidated financial statements reflect the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”. Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At June 30, 2009, the liability for ARO was $41,123, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the year ended June 30, 2009 and June 30, 2008, Freestone Resources has recognized accretion expense of $2,615 and $1,921, respectively (Note 13).

The following table describes the changes in the asset retirement obligations for the year ended June 30, 2009 and 2008.
	2009	2008
Asset retirement obligations beginning period	$34,888	$-
Accretion expense	2,615	1,921
Asset retirement addition	3,620	32,967
Asset retirement obligations, end of period	$41,123	$34,888

NOTE 9 – PETROZENE CONTRACT

On November 1, 2006, the Company entered into a distribution agreement with a manufacturer of a product known as Petrozene.  The initial term of this agreement is 36 months with the right to renew for an additional 36 months.  The purchase price per gallon of Petrozene is $6.00.  Freestone Resources will also pay on or before the 30 th day of each month, 50% of the difference between $12.00 per gallon and the actual sales price per gallon on each gallon of Petrozene sold during the previous month.   There were no Petrozene sales in 2009.  In 2008 Petrozene sales were $416,410.  The Company does not anticipate renewing this agreement.

NOTE 10 – MAJOR CUSTOMERS

In fiscal year ended June 30, 2009,   99.1% of revenue was from two major customers. In fiscal year ended June 30, 2008, 91.2 % of revenue was from two major customers.

NOTE 11 – FAIR VALUE MEASUREMENTS

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

 Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB Statement No. 157 are described as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level 2	Inputs to the valuation methodology include:
	-	quoted prices for similar assets or liabilities in active markets;
	-	quoted prices for identical or similar assets or liabilities in inactive markets;
	-	inputs other than quoted prices that are observable for the asset or liability;
	-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

 Following is a description of the valuation methodologies used for Company assets measured at fair value.

Asset retirement obligations are recorded based on the present value of the estimated cost to retire the oil and gas properties and are depleted over the useful life of the asset. The settlement date fair value is discounted at the Company’s credit adjusted risk-free rate in determining the abandonment liability.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of June 30, 2009:

Liabilities at Fair Value as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$-	$-	$41,123	$41,123

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (as disclosed above).

Level 3 Assets Year Ended June 30, 2009
Asset Retirement
Obligation
Balance, beginning of year	$34,888
Unrealized gains / (losses) relating to instruments still
held at the reporting date	-
Purchases, sales, issuances, and settlements (net)	6,235
Balance, end of year	$41,123

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $18,000 and $7,000 for the fiscal years ended June 30, 2009 and 2008, respectively.

The future minimum rental commitments under the operating lease are as follows:

Fiscal Year	Minimum Rental
Ending June 30,	Commitments
2010	$19,340
2011	21,098
2012	22,479
2013	23,986
2014	24,112
Thereafter	2,009
$113,024

NOTE 13 – IMPAIRMENT OF OIL AND GAS PROPERTIES:

In the fourth quarter of year ended June 30, 2009 the Company recorded impairment charges of $250,266 related to its oil and gas properties used in its research and development activities.  The wells were purchased by the Company to use in its research and development activities.  The properties were marginally producing throughout the year ended June 30, 2009 and would require significant expenditures to maintain production. The Company recorded the impairment to reflect the current fair market value of the wells.  The Company did not report any impairment charges for the year ended June 30, 2008.

NOTE 14 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended June 30, 2009, the Company transferred Petrozene inventory of $90,771, a building with a book value of $62,500, its related note payable totaling $53,740 and a note payable to a related party totaling $101,786 to a former officer of the Company in exchange for his return of 27,865,000 shares of the Company’s common stock, which was then canceled by the Company.  A gain of $2,255 was recognized on the exchange.

During the year ended June 30, 2009, the Company issued 2,000,000 shares of common stock in exchange for a note payable of $50,000 and recognized a $20,000 loss on the extinguishment of debt.

During the years ended June 30, 2009 and 2008, the asset retirement obligation asset and liability increased by $3,620 and $32,967, respectively.

NOTE 15 - SUBSEQUENT EVENTS

Changes in Note Payable to Related Parties.

On September 23, 2009, the Note Payable to Michael Doran was reduced by $6,200 in consideration for the sale of one percent carried working interest in the Edens’ Leases by the Company to Michael Doran.

Changes in Note Payable.

The Company has elected to and is in the process of extending the term of the $18,000 Line of Credit provided to the Company by Third Coast Bank for another six month term.  The tentative terms include a rate of 1.5%, plus 2% interest only due in April 2, 2010.

Departure of Directors or Principal Officers.

On August 12, 2009, Michael Doran resigned as Chief Executive Officer and Chairman of Freestone Resources, Inc (the "Company"). The Board of Directors appointed Mr. Clayton Carter as its Chief Executive Officer and Chairman and Mr. Don Edwards as a Director.

Election of Directors; Appointment of Chief Executive Officer and Director.

On August 12, 2009 the Board of Directors appointed Mr. Clayton Carter as its Chief Executive Officer and Chairman and Mr. Don Edwards as a Director.

Entry into a Material Definitive Agreement.

On September 24, 2009 the Company entered into a Stock Purchase Agreement (the "Agreement") with Environmental Services and Support, Inc., a California corporation ("Enviro Serv") and Lawrence Shultz, an individual ("Shultz") that provides for the sale to and purchase by Enviro Serv and Schultz of 31, 603,734 shares of common stock of the Company ("Company Shares") in exchange for and purchase by the Company of all of the issued and outstanding shares of capital stock (the "EOSI" Shares") of Earth Oil Services, Inc., a Nevada corporation ("EOSI"), plus the payment of a contingency amount of $250,000 (the "Contingency Amount") by the Company to an Enviro Serv creditor, and the payment of $150,000 to Enviro Serv in a deferred license fee payment.

Enviro Serv owns certain proprietary technology that is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials (the "Technology"). EOSI has an exclusive license to use the Enviro Serv proprietary technology.  In this connection, Enviro Serv has engaged a fabricator to build a prototype machine (the "Prototype") designed to be used in conjunction with the Technology. Enviro Serv is indebted to the fabricator for its development of the Prototype. As aforesaid, the Company has agreed to pay this indebtedness (the Contingency Amount) if certain conditions are met such as release of all liens on the Prototype and demonstrations that the Prototype effectively does what it is designed to do, i.e. recover the chemical solvent after use.