Form 10-Q/A
period 2009-03-31
FREESTONE RESOURCES, INC.
filed 2009-11-12
CIK 1089319

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q/A  for the fiscal quarter ended March 31, 2009, which the Registrant previously filed with the Securities and Exchange Commission on May 21, 2009 (the “Original Filing”).  The Registrant is filing this Amendment because management became aware of a deficiency contained within the Original Filing, namely the Original Filing incorrectly indicated that the Company is a shell company.  Except as set forth above, the Orignal Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESTONE RESOURCES, INC.

Date:	Nov 10, 2009	By:	/s/ Clayton Carter
Clayton Carter
Chief Executive Officer, Director

Date:	Nov 10, 2009	By:	/s/ James Carroll
James Carroll
Chief Financial Officer, Director