Form 10-Q
period 2009-09-30
FREESTONE RESOURCES, INC.
filed 2009-11-13
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009 there were 66,718,994 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc.
Consolidated Balance Sheets
As of September 30, 2009 and June 30, 2009

	(Unaudited)	(Audited)
	September 30, 2009	June 30, 2009
Assets
Current Assets:
Cash	$2,112	$4,815
Accounts receivable	4,266	4,559
Note receivable	-	-
Deposits and other assets	-	5,068
Total Current Assets	6,378	14,442

Fixed assets, net	32,932	33,052

Other assets	11,068	1,000
Investment in Common Stock of Bleeding Rock (Note 6)	1,514,149	-
Licenses	150,000
	$1,675,217	$1,000

Total Assents	1,714,527	48,494

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$442,484	$24,431
Accounts payable – related party	25,000	25,000
Note payable to bank	25,000	25,997
Total Current Liabilities	492,484	75,428

Long-term Liabilities:
Long-term debt	-	-
Asset retirement obligations	41,123	41,123
Total Liabilities	533,607	116,551

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 66,718,994 and 35,115,260 shares issued
and outstanding, respectively	66,719	35,115
Additional paid in capital	15,804,789	14,572,244
Accumulated deficit	(14,690,588)	(14,675,416)
Total stockholders’ equity (deficit)	1,180,920	(68,057)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,714,527	$48,494

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.
Consolidated Statements of Operations
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008

Revenue:
Oil and gas revenues resulting from research activities	$21,492	$36,232
Total revenue	21,492	36,232

Operating expenses:
Cost of revenue	-	4,558
Lease operating costs	2,693	42,091
Depreciation and depletion	619	6,942
Impairment expense	1,800	-
General and administrative	26,308	239,162
Total operating expenses	31,420	292,753

Operating income (loss)	(9,928)	(256,521)

Other income (expense):
Interest income (expense)	(685)	(2,991)
Other income (expense)	(4,559)	-
Negative Goodwill on purchase of Subsidiary	180,201
Total other income (expense)	(5,244)	(2,991)

Net income (loss)	$(15,172)	$(259,512)

Basic and diluted income (loss) per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	37,519,892	52,156,836

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.
Consolidated Statement of Stockholders' Equity/(Deficit)
September 30, 2009
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid in capital	Deficit	Total
Balance , June 30, 2008	50,025,260	$50,025	$13,964,084	$(13,734,880)	$295,854

Common stock issued for services	10,955,000	10,955	512,295	-	523,250
Common stock issued for note payable	2,000,000	2,000	68,000	-	70,000

Common Stock – cancelled	(27,865,000)	(27,865)	27,865	-	-

Net loss				(957,161)	(957,161)

Balance, June 30, 2009	35,115,260	$35,115	$14,572,244	$(14,675,416)	$(68,057)

Common stock issued for acquisition of EOS	31,603,734	31,604	1,232,545	-	1,264,149

Net Loss				(15,172)	(15,172)
Balance, September 30, 2009	66,718,994	66,719	$15,804,789	$(14,690,588)	$1,180,920

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows Three Months Ended September 30, 2009 and 2008 (Unaudited)

	Three months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,172)	$(259,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	619	6,942
Shares issued for services	-	215,500
Changes in operating assets and liabilities
Write-off in note receivable	-	16,468
Change in account receivable	293	39,977
Change in inventory of Petrozene	-	(90,771)
Change in other assets	(5,000)	(10,000)
Change in accounts payable and accrued expenses	18,053	(23,530)
Change in accounts payable - related party	-	101,786
Net cash provided by (used in) operating activities	(1,207)	(3,140)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Subsidiary with stock	(1,694,350)
Licenses assumed in acquisition of subsidiary	(150,000)
Purchases of fixed assets	(499)	-
Net cash used in investing activities	(499)	-
CASH FLOWS FROM FINANCING ACTIVITES:
Payments of note payable	(997)	-
Net cash provided by (used in) financing activities	(997)	(762)
NET CHANGE IN CASH	(2,703)	(3,902)
CASH AT BEGINNING OF PERIOD	4,815	13,548
CASH AT END OF PERIOD	$2,112	$9,646
Supplemental cash flow information:
Cash paid for interest	$685	$2,991
Non-cash investing activities:
Acquisition of oil and gas interests and fixed assets for stock	$-	$330,989
Stock issued for purchase of subsidiary	1,264,149
Licenses assumed in acquisition of subsidiary	150,000
Assumption of accounts payable and note payable	$400,000	$181,412

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Freestone Resources, Inc. (“Freestone” or the “Company”) is an oil and gas technology development company. The Company is located in Dallas, Texas and is incorporated under the laws of the State of Nevada.

The Company’s primary business is the development of new technologies that allow for the utilization of oil and gas resources in an environmentally responsible and cost effective way, as well as the development of technologies that can be used in the environmental cleanup of oil-based contaminant byproducts.

The Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a non-cash transaction on September 24, 2009. The Company issued 31,603,734 shares of restricted common stock of the Company in consideration for this transaction.  EOS owns certain exclusive, territorial, license agreements to a proprietary technology that is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials.  This technology is marketed under the name EncapSol (“EncapSol”).  EOS has engaged a fabricator to build a prototype machine (the “Prototype”) designed to be used in conjunction with EncapSol.  EOS is indebted to the fabricator for its development of the Prototype.  EOS is now a wholly owned subsidiary of Freestone and all intercompany accounts have been eliminated in consolidation.

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2009 and three months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2009 Form 10-K.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity.  Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of Presentation
The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Minority Interest method.  Management believes that all adjustments necessary for a fair statement of the results of the three months ended September 30, 2009 and 2008 have been made.

The Company consolidates its subsidiaries in accordance with ASC 810, Business Combinations, (formally SFAS 141R) and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."
•	The Company owns 100% of EOS and has applied ASC 810 in consolidating the subsidiary.
•
EOS owns 50% of BRC, as does an unrelated third party, Hidden Peak Group.  Although each party owns 50%, Hidden Peak Group maintains control of the three person management board with three representatives, and therefore, applying the requirements for consolidations under ASC 810, EOS has not consolidated BRC but shows its impact through the Minority Interest method.

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

Reclassification:

Certain prior year amounts have been reclassified in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation.  These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

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

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Revenue will be recognized only when all of the following criteria have been met.

1. Persuasive evidence of an arrangement exists;
2. Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
3. The price is fixed and determinable; and
4. Collectability is reasonably assured.

Revenue is recorded net any of sales taxes charged to customers.

Income Taxes:

The Company has adopted , ASC 740-10 “Income Taxes” (formerly SFAS No. 109),  which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Earnings per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities.  For the periods presented, there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments:

 In accordance with the reporting requirements of ASC 820, “Fair Value Measurements” (formerly SFAS No. 157, “Disclosures About Fair Value of Financial  Instruments”)  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.  The estimated fair value of the note payable approximate  its  carrying amounts  due  to  the  short  maturity  of  this instrument.

Oil and Gas Properties:

Freestone is actively purchasing marginal oil and gas properties and leasing properties that will be used in the further research and development of EncapSol.  This research focuses on the types of formations that will benefit the most from the use of the solvent, as well as the various applications from production and storage to end cycle refinement.

The Company evaluates, on a quarterly basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (formerly “SFAS” No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the discounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Note 2 – Fixed Assets

Fixed assets at September 30, 2009 and June 30, 2009 are as follows:
	September 30, 2009	June 30, 2009
Computers & office furniture - net of accumulated depreciation	$6,932	$7,052
Oil and gas research and development equipment	26,000	26,000
Licenses	150,000	0
Total equipment and other fixed assets, net of accumulated depreciation	$32,932	$33,052

Depreciation expense was $619 for the quarter ended September 30, 2009 and $6,942 for the quarter ended September 30, 2008.
The Company added $499 of assets during the quarter ended September 30,2009.  The Company assumed $150,000 of Licenses in the acquisition of EOS.

Note 3 – Note Payable

On October 27, 2008, the Company’s wholly owned subsidiary, Freestone Technologies, LLC, was issued an equipment loan by Third Coast Bank in the amount of $37,352.  The terms of the loan include a minimum interest rate of two points over the current bank index (prime rate) or 7.0%, a maturity date of October 27, 2009, and twelve monthly payments of $3,234.  The collateral for the loan includes the equipment purchased from the proceeds of the loan. On October 27, 2009 this loan was paid-in-full.

On April 4, 2009, the Company was issued a Line of Credit from Third Coast Bank in the amount of $18,000.  The terms of this note include a market-rate interest rate (4.0% at June 30, 2009), a maturity date of October 4, 2009 and monthly installment payments of no less than sixty-five dollars per month.  On October 27, 2009, this note was renewed. The terms of this note include a market-rate interest rate (4.0%), a maturity date of April 28, 2010 and monthly installment payments of no less than sixty-five dollars per month.

Note 4 – Note Payable (Related Party)

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

Note 5 – Income Taxes

The Company has adopted ASC 740-10 (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the three months ended September 30, 2009 the Company had a net loss of $15,172, increasing the deferred tax $5,158 asset at the statutory tax rate of 34%.  Deferred tax assets at September 30, 2009 and June 30, 2009 consisted of the following:

	2009	2008
Net Operating Loss Carryforward	$330,005	$324,847
Less: Valuation Allowance	(330,005)	(324,847)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $537,181 at September 30, 2009 and $522,009 at June 30, 2009, and will expire in the years 2019 through 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2009 and June 30, 2009.

Note 6 – Equity Transactions

On September 24, 2009 Freestone issued 31,603,734 shares of common stock valued at $1,264,149 to Earth Oil Services, Inc., a Nevada Corporation, in consideration for one hundred percent (100%) of the issued and outstanding common stock in Earth Oil Services, Inc.

EOS Summary of Net Assets as of September 24, 2009

Assets
Investment in Subsidiary	$1,694,350
Licenses	150,000
Total Assets	1,844,350

Liabilities
Accounts payable	400,000
Total Liabilities	400,000

Net Assets	$1,444,350

The transaction generated negative goodwill of $180,201and since the Company has not yet completed an audit of EOS, to be conservative, it off-set the negative goodwill against the investment and did not apply ASC 810, Business Combinations (formally SFAS 141R), which states that if the fair value of net identifiable assets acquired is greater than the sum of purchase consideration and the fair values of any non-controlling interests and existing equity interests, the excess must be recorded as a gain in earnings as of the transaction date.

The Company expects to have an audit of EOS as well as a fair market appraisal of assets completed by December 4, 2009.

Note 7 – Freestone Technologies, LLC

On October 24, 2008 Freestone established and incorporated Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.  These wells were purchased as additional test wells for Petrozene, and will also be used to test Freestone’s new chemical solvent, EncapSol.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone.

Note 8 – Going Concern

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of September 30, 2009.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Note 9 – Recent Accounting Pronouncements

In 2009, the FASB issued the following guidance:

FASB ASC 860-10-05:  "Accounting for Transfers of Financial Assets—(Prior authoritative literature: FASB Statement No. 166 -- an amendment of FASB Statement No. 140"), which will be effective for the first annual or quarterly period after November 15, 2009.

FASB ASC 810-10-05: "Accounting for Transfers of Financial Assets,(Prior authoritative literature:  FASB Statement No. 167 “Amendments to FASB Intrepretation No. 46(R)”). Which is for the first annual or quarterly period after November 15, 2009.

 FASB ASC 825: “Interim Disclosures about Fair Value of Financial Instruments (Prior authoritative literature: FSP No. FAS 107-1 and APB 28-1)

FASB ASC 320-10-65-4:  “Recognition and Presentation of Other-Than-Temporary Impairments”, (Prior authoritative literature: FSP No. FAS 115-2 and FAS 124-2).

FASB ASC 820-10-65-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(Prior authoritative literature FSP No. FAS 157-4).

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

Note 10 – Proforma Financial Statements

On September 24, 2009 the Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a non-cash transaction.  The following proforma Statement of Operations represents the Company as if EOS had been acquired and consolidated as of the beginning of our fiscal year, July 1, 2009.

Freestone Resources, Inc. Consolidated Statements of Operations PROFORMA (Unaudited)

Three Months Ended
September
30, 2009

Revenue:
Oil and gas resulting from research activities	$21,492
Total revenue resulting from research activities	21,492

Operating expenses:
Cost of revenue	-
Lease operating costs	2,693
Depreciation and depletion	619
Impairment expense	1,800
Engineering expense	250,000
General and administrative	26,308
Total operating expenses	281,420

Operating income (loss)	(259,928)

Other income (expense):
Interest (expense)	(685)
Other income (expense)	(4,559)
Total other income (expense)	(5,255)

Net income (loss)	$(265,172)

Basic and diluted income (loss) per share	$(0.00)

Weighted average shares outstanding:
Basic and diluted	66,718,994

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

General

On August 22, 2007, the Company changed its name to Freestone Resources, Inc. in anticipation of going into the oil and gas technology development business.  Since that time Freestone began developing and acquiring rights to chemical solvents that can increase the production in oil and gas wells, decrease the viscosity of heavy oil, and extract hydrocarbons from various forms of matter.  The Company is currently developing its keystone product, EncapSol.

Acquisition of Earth Oil Services, Inc.:

The Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a non-cash transaction on September 24, 2009. The Company issued 31,603,734 shares of restricted common stock of the Company in consideration for this transaction.  EOS owns certain exclusive, territorial, license agreements to a proprietary technology that is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials.  This technology is marketed under the name EncapSol (“EncapSol”).  EOS has engaged a fabricator to build a prototype machine (the “Prototype”) designed to be used in conjunction with EncapSol.  EOS is indebted to the fabricator for its development of the Prototype.  EOS is now a wholly owned subsidiary of Freestone.

Assets of EOS

EOS holds certain assets that include exclusive territorial license agreements for the use of EncapSol, and 50% ownership of Bleeding Rock, LLC, a Utah corporation (“Bleeding Rock”). Bleeding Rock owns 20,600,000 shares of Green River Resources, Corp., an Alberta Canada corporation. The last Green River Resources, Inc. (“Green River”) stock transaction was for stock options to employees of Green River (“Green River Options”). The aforesaid Green River Options were optioned for $0.35 per share. Thus, the total ownership of Green River Shares owned by Bleeding Rock is valuated at $ 7,210,000. EOS owns 50% (valued at $3,605,000) of Bleeding Rock, and is entitled to 47% of the profits from EOS’ 50% ownership of Bleeding Rock. The approximate net value of Green River Shares owned by EOS equates to a book value of $1,694,350.

The Company is in the process of obtaining a third party appraisal of the License Agreements. The asset appraisal to determine the value to be assigned to the assets included in the transaction is planned to be conducted by the end of the fourth quarter of 2009 and therefore will require amended disclosure pertaining to the assets of the Company. The transaction, where 31,603,734 shares were exchanged by the Company was valued at $1,264,149 based on the price of the stock on September 24, 2009.

Liabilities of EOS

EOS has certain liabilities that include $150,000 in license fees owed to Environmental Services and Support, Inc., a California corporation (“ESSI”), an invoice in the amount of $250,000 from SRS Engineering Corporation, a California corporation that built the fourth generation EncapSol Recovery Technology.  The Company is responsible for the payment of $250,000 to the manufacturers of the fourth generation EncapSol Recovery Technology and the payment of $150,000 license fee to ESSI, totaling $400,000.

Basis of Presentation

The Company consolidates its subsidiaries in accordance with ASC 810, Business Combinations, (formally SFAS 141R) and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."
•	The Company owns 100% of EOS and has applied ASC 810 in consolidating the subsidiary.
•
EOS owns 50% of BRC, as does an unrelated third party, Hidden Peak Group.  Although each party owns 50%, Hidden Peak Group maintains control of the three person management board with three representatives, and therefore, applying the requirements for consolidations under ASC 810, EOS has not consolidated BRC but shows its impact through the Minority Interest method.

Results of Operations

Three months Ended September 30, 2009 Compared to three months Ended September 30, 2008

Revenue - Our revenue for the three months September 30, 2009 was $21,492, compared to $36,232 revenue for the same period in 2008. Revenue decreased in the first quarter due to reduced oil and gas sales.

Lease Operating Expense - Lease operating expense for the three months ended September 30, 2009 was $2,693 compared to $42,091 for the same period in 2008. Lease operating expense decreased for three months ended due to cost associated with wells acquired on November 1, 2007.

Operating Expense - Total operating expenses for the three months ended September 30, 2009 were $619 of depreciation and depletion expense and $26,308 of general and administrative expenses respectively, compared to $6,942 depreciation and depletion expense and $239,162 of general and administrative expenses for the same period in 2008.
Net Income (Loss) - Net income loss for the three months ended September 30, 2009 was $(165,029) compared to net loss of $(259,512) for the same period in 2008.
Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the three months ended September, 2009, our cash and cash equivalent decreased to $2,112 from $4,815 at June 30, 2009.

Net cash used in operating activities was ($1,207) for the three months ended September 30, 2009 compared to ($3,140)  provided by operating activities for the same period in 2008.

Employees

As of September 30, 2009, Freestone only employees are officers of the Company.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern qualification in their report included in our annual report on Form 10-K for the year ended June 30, 2009, which raises substantial doubt about our ability to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are effective.

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive and Chief Financial Officer as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:
•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control and financial statement presentation.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 3, 4 - Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and use of Proceeds.

During the three months ended September 30, 2009, Freestone issued 31,603,734 restricted shares of common stock valued at $1,264,149 to Larry Shultz and Environmental Services and Support, Inc. Larry Shultz and Environmental Services and Support, Inc. agreed to acquire the shares for investment purposes only and not for resale. The certificates representing the shares carry a legend that the shares may not be sold or transferred without compliance with the registration requirements of the Securities Act of 1933, as amended (the “Act”) or in reliance upon an applicable exemption there from. In connection with the issue of these shares, the Company relied upon the private offering exemption found in section 4(2) of the Act.

Item 5  - Other Information

On August 12, 2009, the Company agreed to accept the resignation of the following officers and directors:

Michael Doran	Chief Executive Officer and Director

On August 12, 2009, the Company appointed the following officers and directors:

Clayton Carter	Chief Executive Officer
Don Edwards	Director

Item 6 - Exhibits and Reports on Form 8-K

(a)  During the three months ended September 30, 2009 the Company filed two Form 8-K’s.
•	August 13, 2009: The departure and election of Officers.
•	September 28, 2009: Announcing the purchase of EOS.

(b)   Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Clayton Carter

Clayton Carter, CEO

Date: November 13, 2009