Form 10-Q/A
period 2009-11-19
FREESTONE RESOURCES, INC.
filed 2009-11-19
CIK 1089319

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

EXPLANATORY NOTE

This Amendment on Form 10-Q (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q  for the fiscal quarter ended September 30, 2009, which the Registrant previously filed with the Securities and Exchange Commission on November 13, 2009 (the “Original Filing”).  The Registrant is filing this Amendment because management became aware of a deficiency contained within the Original Filing, namely the Original Filing incorrectly indicated that the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Exchange act during the past 12 months and has been subject to such filing requirements for the past 90 days.  Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESTONE RESOURCES, INC.

Date:	Nov 19, 2009	By:	/s/ Clayton Carter
Clayton Carter
Chief Executive Officer, Director

Date:	Nov 19, 2009	By:	/s/ James Carroll
James Carroll
Chief Financial Officer, Director