Form 10-Q/A
period 2009-09-30
FREESTONE RESOURCES, INC.
filed 2010-01-28
CIK 1089319

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

Republic Center, Suite 1350
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

As of January 21, 2010 there were 66,718,994 shares of Common Stock of the issuer outstanding.

Amendment No. 2 to the Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2009

EXPLANATORY NOTE

This Amendment on Form 10-Q (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q  for the fiscal quarter ended September 30, 2009, which the Registrant previously filed with the Securities and Exchange Commission on November 13, 2009 (the “Original Filing”) and subsequently amended on November 19, 2009.  The Registrant is filing this Amendment because it has had its subsidiary, Environmental Services and Support, Inc.(“ESSI), which it acquired on September 24, 2009, audited, and has amended its financial statements, footnotes and related disclosures accordingly to reflect the updated financial information.

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original or First Amended filing.

Freestone Resources, Inc. Consolidated Balance Sheets As of September 30, 2009 and June 30, 2009

	(Unaudited)	(Audited)
	September 30, 2009	June 30, 2009
Assets
Current Assets:
Cash	$2,112	$4,815
Accounts receivable	4,266	4,559
Note receivable	-	-
Deposits and other assets	-	5,068
Total Current Assets	6,378	14,442

Fixed assets, net	32,932	33,052

Other assets	11,068	1,000
Investment in Common Stock of Bleeding Rock (Note 6)	250,010	-
Licenses	150,000	-
Intangible Asset	10,000	-
Goodwill	1,254,149	-
	$1,675,227	$1,000

Total Assents	1,714,537	48,494

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$317,484	$24,431
Accounts payable – related party	150,000	25,000
Note payable to bank	25,000	25,997
Total Current Liabilities	492,494	75,428

Long-term Liabilities:
Long-term debt	-	-
Asset retirement obligations	41,123	41,123
Total Liabilities	533,617	116,551

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 66,718,994 and 35,115,260 shares issued
and outstanding, respectively	66,719	35,115
Additional paid in capital	15,804,789	14,572,244
Accumulated deficit	(14,690,588)	(14,675,416)
Total stockholders’ equity (deficit)	1,180,920	(68,057)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,714,537	$48,494

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations For the Three Months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008

Revenue:
Oil and gas revenues resulting from research activities	$21,492	$36,232
Total revenue resulting from research activities	21,492	36,232

Operating expenses:
Cost of revenue	-	4,558
Lease operating costs	2,693	42,091
Depreciation and depletion	619	6,942
Impairment expense	1,800	-
General and administrative	26,308	239,162
Total operating expenses	31,420	292,793

Operating income (loss)	(9,928)	(256,521)

Other income (expense):
Interest income (expense)	(685)	(2,991)
Other income (expense)	(4,559)	-
Total other income (expense)	(5,244)	(2,991)

Net income (loss)	$(15,172)	$(259,512)

Basic and diluted income (loss) per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	37,519,892	52,156,836

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.
Consolidated Statement of Stockholders' Equity/(Deficit)
September 30, 2009
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid in capital	Deficit	Total
Balance , June 30, 2008	50,025,260	$50,025	$13,964,084	$(13,734,880)	$295,854

Common stock issued for services	10,955,000	10,955	512,295	-	523,250
Common stock issued for note payable	2,000,000	2,000	68,000	-	70,000

Common Stock – cancelled	(27,865,000)	(27,865)	27,865	-	-

Net loss				(957,161)	(957,161)

Balance, June 30, 2009	35,115,260	$35,115	$14,572,244	$(14,675,416)	$(68,057)

Common stock issued for acquisition of EOS	31,603,734	31,604	1,232,545	-	1,264,149

Net (Loss)				(15,172)	(15,172)
Balance, September 30, 2009	66,718,994	66,719	$15,804,789	$(14,690,588)	$1,180,920

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows Three Months Ended September 30, 2009 and 2008 (Unaudited)

	Three months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(15,172)	$(259,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	619	6,942
Shares issued for services	-	215,500
Changes in operating assets and liabilities:
Write-off in note receivable	-	16,468
Change in account receivable	293	39,977
Change in inventory of Petrozene	-	(90,771)
Change in other assets	(15,000)	(10,000)
Change in accounts payable and accrued expenses	96,956	(23,530)
Change in accounts payable - related party	125,010	101,786
Net cash provided by (used in) operating activities	(1,206)	(3,140)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(499)	-
Net cash used in investing activities	(499)	-
CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	(997)	-
Net cash provided by (used in) financing activities	(997)	(762)
NET CHANGE IN CASH	(2,703)	(3,902)
CASH AT BEGINNING OF PERIOD	4,815	13,548
CASH AT END OF PERIOD	$2,112	$9,646
Supplemental cash flow information:
Cash paid for interest	$685	$2,991
Non-cash investing activities:
Acquisition of oil and gas interests and fixed assets for stock	$-	$330,989
Stock issued for purchase of subsidiary	1,264,149
Licenses assumed in acquisition of subsidiary	150,000
Assumption of accounts payable and note payable in acquisition of subsidiary	$400,000	$181,412

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
The Company added $499 of assets during the quarter ended September 30,2009                                                                                                                                .

Note 3 – Note Payable

On October 27, 2008, the Company’s wholly owned subsidiary, Freestone Technologies, LLC, was issued an equipment loan by Third Coast Bank in the amount of $37,352.  The terms of the loan include a minimum interest rate of two points over the current bank index (prime rate) or 7.0%, a maturity date of October 27, 2009, and twelve monthly payments of $3,234.  The collateral for the loan includes the equipment purchased from the proceeds of the loan. On October 27, 2009 this loan was paid-in-full.  At September 30, 2009 and June 30, 2009 the balance owed was $3,265 and $12,823 respectively.

On April 4, 2009, the Company was issued a Line of Credit from Third Coast Bank in the amount of $18,000.  The terms of this note include a market-rate interest rate (4.0% at June 30, 2009), a maturity date of October 4, 2009 and monthly installment payments of no less than sixty-five dollars per month.  On October 27, 2009, this note was renewed. The terms of this note include a market-rate interest rate (4.0%), a maturity date of April 28, 2010 and monthly installment payments of no less than sixty-five dollars per month.  At September 30, 2009 and June 30, 2009 the balance owed was $15,008 and $18,000 respectively.

Note 4 – Note Payable (Related Party)

During the year ended June 30, 2008, the Company assumed certain debt in conjunction with the issuance of the 30,000,000 shares of common stock to various individuals affiliated to a now former CEO, Lloyd Lane (Lane), including a mortgage note for approximately $54,000 secured by the building the Company received as part of the same transaction. The building had a cost basis of $62,500. During the year ended June 30, 2009, Lane advanced $110,771 to the Company on a non-interest bearing unsecured basis.  Also, later during the year ended June 30, 2009, the building and the related note payable and Petrozene inventory was transferred back to Lane in exchange for the cancellation of 27,865,000 shares of common stock previously issued to him.  At September 30, 2009 and June 30, 2009 the balance owed was $0 and $0 respectively.

On December 11, 2008, the Company received a loan advanced from Donna Doran in the amount of $50,000.  The advance was non-interest bearing, unsecured and payable in thirty-six installments beginning January 1, 2009.  On April 21, 2009, the advance was converted to 2,000,000 restricted shares of common stock and the Company recognized a $20,000 loss on the extinguishment of debt.  At September 30, 2009 and June 30, 2009 the balance owed was $0 and $0 respectively.

On May 26, 2009 the Company received a loan from Mike Doran (Doran), CEO, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable.   During the year ended June 30, 2009, the Company received an advance from Mr. Doran of $20,000 which was repaid during the year.  At September 30, 2009 and June 30, 2009 the balance owed was $25,000 and $25,000 respectively.

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

During the three months ended September 30, 2009 the Company had a net loss of $15,172, increasing the deferred tax $5,158 asset at the statutory tax rate of 34%.  Deferred tax assets at September 30, 2009 and June 30, 2009 consisted of the following:

	Sep 30, 2009		June 30, 2009
Net Operating Loss Carryforward		$527,167		$522,009
Less: Valuation Allowance	$	(527,167)	$	(522,009)
Net Deferred Tax Asset		$0		$0

The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,550,493 at September 30, 2009 and $1,535,321 at June 30, 2009, and will expire in the years 2019 through 2029.

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

EOS Summary of Net Assets as of September 24, 2009

Assets
Investment in Bleeding Rock, LLC	$250,010
Intangible assets	10,000
Licenses	150,000
Total Assets	410,010

Liabilities
Accounts payable	250,000
Accounts payable – Related Party	150,010
Total Liabilities	400,010

Net Assets	$10,000

The transaction generated goodwill of $1,254,149.  This amount has been capitalized and is segregated on our amended balance sheet.

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

FASB ASC 810-10-05: "Accounting for Transfers of Financial Assets,(Prior authoritative literature:  FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). Which is for the first annual or quarterly period after November 15, 2009.

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

Freestone Resources, Inc. Consolidated Statements of Operations PROFORMA (Unaudited)

Three Months Ended September 30, 2009

Revenue:
Oil and gas resulting from research activities	$21,492
Total revenue resulting from research activities	21,492

Operating expenses:
Cost of revenue	-
Lease operating costs	2,693
Depreciation and depletion	619
Impairment expense	1,800
Engineering expense	250,000
General and administrative	26,308
Total operating expenses	281,420

Operating income (loss)	(259,928)

Other income (expense):
Interest (expense)	(685)
Other income (expense)	(4,559)
Total other income (expense)	(5,255)

Net income (loss)	$(265,172)

Basic and diluted income (loss) per share	$(0.00)

Weighted average shares outstanding:
Basic and diluted	35,115,260

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

Assets of EOS

EOS holds certain assets that include exclusive territorial license agreements for the use of EncapSol, and 50% ownership of Bleeding Rock, LLC, a Utah corporation (“Bleeding Rock”). Bleeding Rock owns 20,600,000 shares of Green River Resources, Corp., an Alberta Canada corporation. The last Green River Resources, Inc. (“Green River”) stock transaction was for stock options to employees of Green River (“Green River Options”). The aforesaid Green River Options were optioned for $0.35 per share. Thus, the total ownership of Green River Shares owned by Bleeding Rock is valuated at $ 7,210,000. EOS owns 50% (valued at $3,605,000) of Bleeding Rock, and is entitled to 47% of the profits from EOS’ 50% ownership of Bleeding Rock. The recorded value on EOS’s audited balance sheet of the investment is $250,010.

The Company is in the process of obtaining a third party appraisal of the License Agreements. The asset appraisal to determine the value to be assigned to the assets included in the transaction is planned to be conducted by the end of the fourth quarter of 2009 and therefore will require amended disclosure pertaining to the assets of the Company. The transaction, where 31,603,734 shares were exchanged by the Company was valued at $1,264,149 based on the price of the stock on September 24, 2009.  This generated goodwill of $1,254,149.

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

Operating Expense - Total operating expenses for the three months ended September 30, 2009 were $619 of depreciation and depletion expense and $26,307 of general and administrative expenses respectively, compared to $6,942 depreciation and depletion expense and $239,162 of general and administrative expenses for the same period in 2008.

Net Income (Loss) - Net loss for the three months ended September 30, 2009 was $(15,172) compared to net loss of $(259,512) for the same period in 2008.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the three months ended September, 2009, our cash and cash equivalent decreased to $2,112 from $4,815 at June 30, 2009.

Net cash used in operating activities was ($1,206) for the three months ended September 30, 2009 compared to ($3,140)  provided by operating activities for the same period in 2008.

Employees

As of September 30, 2009, Freestone’s only employees are officers of the Company.

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

Item 5 - Other Information

On August 12, 2009, the Company agreed to accept the resignation of the following officers and directors:

Michael Doran	Chief Executive Officer and Director

On August 12, 2009, the Company appointed the following officers and directors:

Clayton Carter	Chief Executive Officer
Don Edwards	Director

Item 6 - Exhibits and Reports on Form 8-K

(a)  During the three months ended September 30, 2009 the Company filed two Form 8-K’s.
•	August 13, 2009: The departure and election of Officers.
•	September 28, 2009: Announcing the purchase of EOS.
•	December 7, 2009: Filing the audited financial statements of EOS

(b)   Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Clayton Carter

Clayton Carter, CEO

Date: January 21, 2010