Form 10-Q
period 2009-12-31
FREESTONE RESOURCES, INC.
filed 2010-02-11
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 12, 2010 there were 68,418,994 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. Consolidated Balance Sheets As of December 31, 2009 and June 30, 2009

Assets

	(Unaudited)	(Audited)
	December 31, 2009	June 30, 2009

Current Assets:
Cash	$3,048	$4,815
Accounts receivable	4,559	4,559
Deposits and other assets	25,944	5,068
Total Current Assets	33,551	14,442

Fixed assets, net	38,809	33,052

Other assets	31,378	1,000
Investment in Bleeding Rock	250,010	-
Licenses	150,000	-
Intangible asset	10,000	-
Goodwill	1,254,149	-
	1,695,537	1,000

Total Assets	$1,767,897	$48,494

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$270,895	$24,431
Accounts payable-related party	171,307	-
Stock to be issued	160,000	-
Note payable to bank	-	25,997
Notes payable-related parties	43,800	25,000
Line-of-credit	14,908	-
Total Current Liabilities	660,910	75,428

Long-term Liabilities:
Asset retirement obligations	41,123	41,123
Total Liabilities	702,033	116,551

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 66,718,994 and 35,115,260 shares issued
and outstanding, rspectively	66,719	35,115
Additional paid in capital	15,804,789	14,572,244
Accumulated deficit	(14,805,644)	(14,675,416)
Stockholders' equity (deficit)	1,065,864	(68,057)
Total Liabilities and Stockholders" Equity (Deficit)	$1,767,897	$48,494

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations For the Three and Six Months Ended December 31, 2009 and 2008 (unaudited)

	Three Months Ended Dec 31, 2009	Three Months Ended Dec 31, 2008	Six Months Ended Dec 31, 2009	Six Months Ended Dec 31, 2008

Revenue:
Oil and gas revenues resulting from research activities	$5,703	$33,030	$27,195	$69,292
Total revenue resulting from research activities	5,703	33,030	27,195	69,262

Operating expenses:
Cost of revenue	-	940	-	5,499
Lease operating costs	2,528	5,072	5,221	47,164
Depreciation and depletion	620	6,943	1,239	13,885
Impairment expense	-	-	1,800	-
General and administrative	125,927	41,765	152,235	280,925
Total operating expenses	129,075	54,720	160,495	347,473

Operating loss	(123,372)	(21,690)	(133,300)	(278,211)

Other income (expense):
Gain on settlement of debt	6,200	-	6,200
Interest income (expense)	(2,443)	(1,194)	(3,128)	(4,185)
Other income (expense)	4,559	-	-	-
Total other income (expense)	8,316	(1,194)	3,072	(4,185)

Net loss	$(115,056)	$(22,884)	(130,228)	$(282,396)

Basic and diluted loss per share	$0.00	$0.00	0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	66,718,994	52,180,260	52,119,443	52,168,548

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statement of Stockholders" Equity/(Deficit) For the Year Ended June 30, 2009 and the Six Months Ended December 31, 2009 (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance , June 30, 2008	50,025,260	$50,025	$13,964,084	$(13,734,880)	$295,854

Common stock issued for services	10,955,000	10,955	512,295	-	523,250
Common stock issued for note payable	2,000,000	2,000	68,000	-	70,000

Common stock – cancelled	(27,865,000)	(27,865)	27,865	-	-

Net loss				(957,161)	(957,161)

Balance, June 30, 2009	35,115,260	$35,115	$14,572,244	$(14,675,416)	$(68,057)

Common stock issued for acquisition of EOS	31,603,734	31,604	1,232,545	-	1,264,149

Net loss				(130,228)	(130,228)
Balance, December 31, 2009	66,718,994	$66,719	$15,804,789	$(14,805,644)	$1,065,864

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows For the Six Months Ended December 31, 2009 and 2008 (Unaudited)

	Six months ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,228)	$(282,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,239	13,885
Shares issued for services	-	215,500
Changes in operating assets and liabilities:
Write-off in note receivable	-	16,468
Change in account receivable	-	37,077
Change in inventory of Petrozene	-	(90,771)
Change in other assets	(41,244)	(11,300)
Change in accounts payable and accrued expenses	(8,710)	39,962
Change in accounts payable - related party	(3,713)	95,914
Change in line-of-credit	(3,092)	-
Net cash provided by (used in) operating activities	(185,748)	34,339
CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets acquired with subsidiary	(10,000)
Purchases of fixed assets	(6,996)	(36,463)
Net cash used in investing activities	(16,996)	(36,463)
CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	(1,994)	(2,062)
Proceeds from note payable	32,971	13,279
Proceeds from sale of common stock to be issued	160,000	-
Net cash provided by financing activities	190,977	11,217
NET CHANGE IN CASH	(1,767)	9,093
CASH AT BEGINNING OF PERIOD	4,815	13,548
CASH AT END OF PERIOD	$3,048	$22,641
Supplemental cash flow information:
Cash paid for interest	$3,126	$4,185
Non-cash investing activities:
Acquisition of oil and gas interests and fixed assets for stock	$-	$330,989
Stock issued for purchase of subsidiary	$1,264,149	-
Licenses assumed in acquisition of subsidiary	$150,000	-
Intangible asset	$10,000	-
Assumption of accounts payable and note payable in acquisition of subsidiary	$400,000	$181,412

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

The Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a stock based transaction on September 24, 2009. The Company issued 31,603,734 shares of restricted common stock of the Company in consideration for this transaction.  EOS owns certain exclusive, territorial, license agreements to a proprietary technology that is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials.  This technology is marketed under the name EncapSol (“EncapSol”).  EOS has engaged a fabricator to build a prototype machine (the “Prototype”) designed to be used in conjunction with EncapSol.  EOS is indebted to the fabricator for its development of the Prototype.  EOS is now a wholly owned subsidiary of Freestone and all intercompany accounts have been eliminated in consolidation.

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2009 Form 10-K.

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

Basis of Presentation
The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Minority Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the six months ended December 31, 2009 and 2008 have been made.

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

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended December 31, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

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

Fair Value Measurements:

 ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things,  as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had $0 bad debt accrual at December 31, 2009 and June 30, 2009.

Oil and Gas Properties:

Freestone is actively purchasing marginal oil and gas properties and leasing properties that will be used in the further research and development of EncapSol.  This research focuses on the types of formations that will benefit the most from the use of the solvent, as well as the various applications from production and storage to end cycle refinement.

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (formerly “SFAS” No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the discounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption of SFAS 165 to impact the Company’s results of operations, financial position or cash flows.

Note 2 – Fixed Assets

Fixed assets at December 31, 2009 and June 30, 2009 are as follows:
	December 31, 2009	June 30, 2009
Computers & office furniture - net of accumulated depreciation	$8,967	$8,967
Oil and gas research and development equipment	32,996	26,000
Gross fixed assets	41,963	34,967
Less: Accumulated depreciation	(3,154)	(1,915)
Total equipment and other fixed assets, net of accumulated depreciation	$38,809	$33,052

Depreciation and depletion expense was $620 for the quarter ended December 31, 2009 and $6,943 for the quarter ended December 21, 2008.  Depreciation expense for the six months ended December 31, 2009 was $1,239 and $13,885 for the six months ended December 31, 2008.  The Company added $6,996 of assets during the six months ended December 31, 2009.

Note 3 – Note Payable

On October 27, 2008, the Company’s wholly owned subsidiary, Freestone Technologies, LLC, was issued an equipment loan by Third Coast Bank in the amount of $37,352.  The terms of the loan include a minimum interest rate of two points over the current bank index (prime rate) or 7.0%, a maturity date of October 27, 2009, and twelve monthly payments of $3,234.  The collateral for the loan includes the equipment purchased from the proceeds of the loan. On October 27, 2009 this loan was paid-in-full.  At December 31, 2009 and June 30, 2009 the balance owed was $0 and $12,823 respectively.

On April 4, 2009, the Company was issued a Line of Credit from Third Coast Bank in the amount of $18,000.  The terms of this note include a market-rate interest rate (4.0% at June 30, 2009), a maturity date of October 4, 2009 and monthly installment payments of no less than sixty-five dollars per month.  On October 27, 2009, this note was renewed. The terms of this note include a market-rate interest rate (4.0%), a maturity date of April 28, 2010 and monthly installment payments of no less than sixty-five dollars per month.  At December 31, 2009 and June 30, 2009 the balance owed was $14,908 and $18,000 respectively.

Note 4 – Note Payable (Related Party)

During the year ended June 30, 2008, the Company assumed certain debt in conjunction with the issuance of the 30,000,000 shares of common stock to various individuals affiliated to a now former CEO, Lloyd Lane (Lane), including a mortgage note for approximately $54,000 secured by the building the Company received as part of the same transaction. The building had a cost basis of $62,500. During the year ended June 30, 2009, Lane advanced $110,771 to the Company on a non-interest bearing unsecured basis.  Also, later during the year ended June 30, 2009, the building and the related note payable and Petrozene inventory was transferred back to Lane in exchange for the cancellation of 27,865,000 shares of common stock previously issued to him.  At December 31, 2009 and June 30, 2009 the balance owed was $0 and $0 respectively.

On December 11, 2008, the Company received a loan advanced from Donna Doran in the amount of $50,000.  The advance was non-interest bearing, unsecured and payable in thirty-six installments beginning January 1, 2009.  On April 21, 2009, the advance was converted to 2,000,000 restricted shares of common stock and the Company recognized a $20,000 loss on the extinguishment of debt.  At December 31, 2009 and June 30, 2009 the balance owed was $0 and $0 respectively.

On May 26, 2009 the Company received a loan from Mike Doran (Doran), CEO, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable.   During the year ended June 30, 2009, the Company received an advance from Mr. Doran of $20,000 which was repaid during the year.  At December 31, 2009 and June 30, 2009 the balance owed was $18,800 and $25,000 respectively.

On July 9, 2009 the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At December 31, 2009 the balance owed was $25,000.

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

During the six months ended December 31, 2009 the Company had a net loss of $130,228, increasing the deferred tax $44,067 asset at the statutory tax rate of 34%.  Deferred tax assets at December 31, 2009 and June 30, 2009 consisted of the following:

	Dec 31, 2009	Jun 30, 2009
Net Operating Loss Carryforward	$571,234	$522,009
Less: Valuation Allowance	(571,234)	(522,009)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,680,000 at December 31, 2009 and $1,535,000 at June 30, 2009, and will expire in the years 2019 through 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2009 and June 30, 2009.

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

The transaction generated goodwill of $1,254,149.  This amount has been capitalized and is segregated on our balance sheet.

Note 7 – Freestone Technologies, LLC

On October 24, 2008 Freestone established Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.  These wells were purchased as additional test wells for Petrozene, and will also be used to test Freestone’s new chemical solvent, EncapSol.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone.

Note 8 – Going Concern

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of December 31, 2009.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Note 9 – Recent Accounting Pronouncements

In 2009, the FASB issued the following guidance:

FASB ASC 860-10-05:  "Accounting for Transfers of Financial Assets—(Prior authoritative literature: FASB Statement No. 166 -- an amendment of FASB Statement No. 140"), which will be effective for the first annual or quarterly period after November 15, 2009.

FASB ASC 810-10-05: "Accounting for Transfers of Financial Assets,(Prior authoritative literature:  FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”,. which is for the first annual or quarterly period after November 15, 2009.

 FASB ASC 825: “Interim Disclosures about Fair Value of Financial Instruments (Prior authoritative literature: FSP No. FAS 107-1 and APB 28-1).

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

Note 10 – Subsequent Events

In 2009, the FASB issued the following guidance:

In January 2010 the Company issued 1,700,000 shares of stock for cash received ($170,000).  Of this stock issued, 1,600,000 shares were recorded as a liability as Stock to be Issued on the December 31, 2009 balance sheet as the cash had been received prior to the quarter-end but the shares had yet been issued.

Note 11 – Proforma Financial Statements

On September 24, 2009 the Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a non-cash transaction.  The following proforma Statement of Operations represents the Company as if EOS had been acquired and consolidated as of the beginning of our fiscal year, July 1, 2009.  EOS was formed on August 21, 2009, and therefore proforma statements for December 31, 2008 and June 30, 2009 are not required.

Freestone Resources, Inc. Consolidated Statements of Operations PROFORMA (Unaudited)

Six Months Ended
December
30, 2009

Revenue:
Oil and gas resulting from research activities	$27,195
Total revenue resulting from research activities	27,195

Operating expenses:
Cost of revenue	-
Lease operating costs	5,221
Depreciation and depletion	1,239
Impairment expense	1,800
Engineering expense	250,000
General and administrative	152,235
Total operating expenses	410,495

Operating income (loss)	(383,300)

Other income (expense):
Interest (expense)	(3,128)
Gain on settlement of debt	6,200
Total other income (expense)	3,072

Net income (loss)	$(380,228)

Basic and diluted income (loss) per share	$(0.01)

Weighted average shares outstanding:
Basic and diluted	52,119,443

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

Liabilities of EOS

EOS has certain liabilities that include $150,000 in license fees owed to Environmental Services and Support, Inc., a non-related third party California corporation (“ESSI”), an invoice in the amount of $250,000 from SRS Engineering Corporation, a California corporation that built the fourth generation EncapSol Recovery Technology.  The Company is responsible for the payment of $250,000 to the manufacturers of the fourth generation EncapSol Recovery Technology and the payment of $150,000 license fee to ESSI, totaling $400,000.

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

Results of Operations

Three and six months Ended December 31, 2009 compared to three and six months Ended December 31, 2008

Revenue - Our revenue for the three months December 31, 2009 was $5,073, compared to $33,030 for the same period in 2008. Revenue decreased in the second quarter due to reduced oil and gas sales.  Our revenue for the six months December 31, 2009 was $27,195, compared to $69,292 for the same period in 2008. This decrease is due to reduced oil and gas sales.

Lease Operating Expense - Lease operating expense for the three months ended December 31, 2009 was $2,528 compared to $5,072 for the same period in 2008. Lease operating expenses for the six months ended December 31, 2009 was $5,221 compared to $47,164 for the same period in 2008.  Lease operating expense decreased for three and six months ended due to cost associated with wells acquired on November 1, 2007.

Operating Expense - Total operating expenses for the three months ended December 31, 2009 were $620 of depreciation and depletion expense and $125,927 of general and administrative expenses respectively, compared to $6,943 depreciation and depletion expense and $41,765 of general and administrative expenses for the same period in 2008.  Total operating expenses for the six months ended December 31, 2009 were $1,239 of depreciation and depletion expense and $152,235 of general and administrative expenses respectively, compared to $13,885 depreciation and depletion expense and $280,925 of general and administrative expenses for the same period in 2008.  The increased costs in the three months ended December 31, 2009 were related to the acquisition of EOS that was completed in September, 2009.  The decrease in costs in the six month period ended December 31, 2009 were due to lower oil production in the field thus reducing our variable administrative costs.

Net Income (Loss) - Net loss for the three months ended December 31, 2009 was $(115,056) compared to net loss of $(22,884) for the same period in 2008.  Net loss for the six months ended December 31, 2009 was $(130,228) compared to net loss of $(282,396) for the same period in 2008.  The increase in loss in the three month period ended December 31, 2009 is mainly related to the increased administrative expenses mentioned above.  The decrease in loss in the six month period ended December 31, 2009 is due to the reduced administrative costs mentioned above as well as the impact of debt forgiveness of $6,200.  A former office of the Company loaned $25,000 and was repaid $18,800 and forgave the remaining $6,200.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the six months ended December 31, 2009, our cash and cash equivalent decreased to $3,048 from $4,815 at June 30, 2009.

Net cash used by the Company was ($1,767) for the six months ended December 31, 2009 compared to cash provided of $9,093 for the same period in 2008.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders.

Employees

As of December 31, 2009, Freestone had two employees.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern explanatory paragraph in their report included in our annual report on Form 10-K for the year ended June 30, 2009, which raises substantial doubt about our ability to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

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

(a)  During the three months ended December 31, 2009 the Company filed one Form 8-K.
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

Date: February 11, 2010