Form 10-Q
period 2010-03-31
FREESTONE RESOURCES, INC.
filed 2010-05-13
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of  May 12, 2010 there were 72,218,994 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. Consolidated Balance Sheets As of March 31, 2010 and June 30, 2009

Assets

	(Unaudited)	(Audited)
	March 31, 2010	June 30, 2009

Current Assets:
Cash	$50,645	$4,815
Accounts receivable	-	4,559
Deposits and other assets	4,846	5,068
Total Current Assets	55,491	14,442

Fixed assets, net of accumulated depreciation of $3,774 and $1,915	32,343	33,052

Other assets	31,378	1,000
Investment in Bleeding Rock	250,010	-
Licenses	150,000	-
Intangible asset	2,714	-
Goodwill	1,254,149	-
	1,688,251	1,000

Total Assets	$1,776,085	$48,494

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$257,650	$24,431
Accounts payable-related party	150,010	-
Accrued expenses	6,654	-
Stock to be issued	185,000	-
Note payable to bank	-	25,997
Notes payable-related parties	37,557	25,000
Line-of-credit	14,908	-
Total Current Liabilities	651,779	75,428

Long-term Liabilities:
Asset retirement obligations	41,123	41,123
Total Liabilities	692,902	116,551

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 68,418,994 and 35,115,260 shares issued
and outstanding, respectively	68,419	35,115
Additional paid in capital	15,973,089	14,572,244
Accumulated deficit	(14,958,325)	(14,675,416)
Stockholders' Equity (Deficit)	1,083,183	(68,057)
Total Liabilities and Stockholders’ Equity	$1,776,085	$48,494

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations For the Three and Nine Months Ended March 31, 2010 and 2009 (unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010	Six Months Ended March 31, 2010

Revenue:
Oil and gas revenues resulting from research activities	$25,539	$13,960	$52,734	$83,222
Total revenue resulting from research activities	25,539	13,960	52,734	83,222

Operating expenses:
Cost of revenue	-	5,538	-	11,036
Lease operating costs	15,146	13,020	20,367	60,184
Depreciation and depletion	620	6,943	1,859	20,828
Impairment expense	-	-	7,649	-
General and administrative	163,766	22,111	310,152	303,037
Total operating expenses	179,532	47,612	340,027	395,085

Operating loss	(153,993)	(33,652)	(287,293)	(311,863)

Other income (expense):
Gain on settlement of debt	-	-	6,200
Interest income (expense)	1,312	(2,159)	(1,816)	(6,344)
Other income (expense)	-	-	-	-
Total other income (expense)	1,312	(2,159)	4,384	(6,344)

Net loss	$(152,681)	$(35,811)	$(282,909)	$(318,207)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding:
Basic and diluted	68,298,994	52,180,260	57,433,894	52,172,395

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statement of Stockholders’ Equity For the Year Ended June 30, 2009 and the Nine Months Ended March 31, 2010 (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2008	50,025,260	$50,025	$13,964,084	$(13,734,880)	$295,854

Common stock issued for services	10,955,000	10,955	512,295	-	523,250
Common stock issued for note payable	2,000,000	2,000	68,000	-	70,000

Common stock – cancelled	(27,865,000)	(27,865)	27,865	-	-

Net loss				(957,161)	(957,161)

Balance, June 30, 2009	35,115,260	$35,115	$14,572,244	$(14,675,416)	$(68,057)

Common stock issued for acquisition of EOS	31,603,734	31,604	1,232,545	-	1,264,149
Common stock issued for cash	1,700,000	1,700	168,300	-	170,000

Net loss				(282,909)	(282,909)
Balance, March 31, 2010	68,418,994	$68,419	$15,973,089	$(14,958,325)	$1,083,183

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2010 and 2009 (Unaudited)

	Nine months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282,909)	$(318,207)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,859	20,828
Shares issued for services	-	215,500
Changes in operating assets and liabilities:
Write-off in note receivable	-	16,468
Change in account receivable	4,559	42,260
Change in inventory of Petrozene	-	(90,771)
Change in other assets	(51,453)	(15,068)
Change in accounts payable	(14,004)
Change in accrued expenses	6,654	6,005
Change in accounts payable - related party	(11,664)	101,786
Change in line-of-credit	(3,092)	-
Net cash provided used in operating activities	(350,050)	(21,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets acquired with subsidiary	17,296	-
Purchases of fixed assets	(1,150)	(43,869)
Net cash used in investing activities	16,146	(43,869)
CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	24,734	(2,570)
Proceeds from note payable	-	33,279
Proceeds from sale of stock	170,000	-
Proceeds from long-term debt	-	20,811
Proceeds from sale of common stock to be issued	185,000	-
Net cash provided by financing activities	379,734	51,520
NET CHANGE IN CASH	45,830	(13,548)
CASH AT BEGINNING OF PERIOD	4,815	(13,548)
CASH AT END OF PERIOD	$50,645	$-
Supplemental cash flow information:
Cash paid for interest	$3,128	$6,344
Non-cash investing activities:
Stock issued for purchase of subsidiary	$1,264,149	$-
Licenses assumed in acquisition of subsidiary	$150,000	$-
Intangible asset	$10,000	$-
Assumption of accounts payable and note payable in acquisition of subsidiary	$400,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2009 Form 10-K.

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

Basis of Presentation
The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the nine months ended March 31, 2010 and 2009 have been made.

The Company consolidates its subsidiaries in accordance with ASC 810, “Business Combinations”, (formally SFAS 141R) and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

●	The Company owns 100% of EOS and has applied ASC 810 in consolidating the subsidiary.
●
EOS owns 50% of BRC, as does an unrelated third party, Hidden Peak Group.  Although each party owns 50%, Hidden Peak Group maintains control of the three person management board with three representatives, and therefore, applying the requirements for consolidations under ASC 810, EOS has not consolidated BRC but shows its impact through the Noncontrolling Interest method.

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“FASC” or Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended March 31, 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition”, (formerly Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104")).  Revenue will be recognized only when all of the following criteria have been met:

1. Persuasive evidence of an arrangement exists;
2. Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
3. The price is fixed and determinable; and
4. Collectability is reasonably assured.

Revenue is recorded net any of sales taxes charged to customers.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109),  which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at March 31, 2010 and June 30, 2009.

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

Asset Retirement Obligation:

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2010 and June 30, 2009  are as follows:
	March 31, 2010	June 30, 2009
Computers & office furniture	$8,967	$8,967
Oil and gas research and development equipment	27,150	26,000
Total fixed assets	36,117	34,967
Less: Accumulated depreciation	(3,774)	(1,915)
Total fixed assets, net of accumulated depreciation	$32,343	$33,052

Depreciation and depletion expense was $620 for the quarter ended March 31, 2010 and $6,943 for the quarter ended March 31, 2009.  Depreciation expense for the nine months ended March 31, 2010 was $1,859 and $20,828 for the nine months ended March 31, 2009.  The Company added $1,150 of assets during the nine months ended March 31, 2010~~.~~

NOTE 3 – NOTE PAYABLE

On October 27, 2008, the Company’s wholly owned subsidiary, Freestone Technologies, LLC, was issued an equipment loan by Third Coast Bank in the amount of $37,352.  The terms of the loan include a minimum interest rate of two points over the current bank index (prime rate) or 7.0%, a maturity date of October 27, 2009, and twelve monthly payments of $3,234.  The collateral for the loan includes the equipment purchased from the proceeds of the loan. On October 27, 2009 this loan was paid-in-full.  At March 31, 2010 and June 30, 2009 the balance owed was $0 and $12,823 respectively.

On April 4, 2009, the Company was issued a Line of Credit from Third Coast Bank in the amount of $18,000.  The terms of this note include a market-rate interest rate (4.0% at June 30, 2009), a maturity date of October 4, 2009 and monthly installment payments of no less than $65 per month.  On October 27, 2009, this note was renewed. The terms of this note include a market-rate interest rate (4.0%), a maturity date of April 28, 2010 and monthly installment payments of no less than $65  per month.  At March 31, 2010 and June 30, 2009 the balance owed was $14,908 and $18,000 respectively.

NOTE 4 – NOTES PAYABLE - RELATED PARTIES

During the year ended June 30, 2008, the Company assumed certain debt in conjunction with the issuance of the 30,000,000 shares of common stock to various individuals affiliated to a now former CEO, Lloyd Lane (Lane), including a mortgage note for approximately $54,000 secured by the building the Company received as part of the same transaction. The building had a cost basis of $62,500. During the year ended June 30, 2009, Lane advanced $110,771 to the Company on a non-interest bearing unsecured basis.  Also, later during the year ended June 30, 2009, the building and the related note payable and Petrozene inventory was transferred back to Lane in exchange for the cancellation of 27,865,000 shares of common stock previously issued to him.  At March 31, 2010 and June 30, 2009 the balance owed was $0 and $0 respectively.

On December 11, 2008, the Company received a loan advanced from Donna Doran in the amount of $50,000.  The advance was non-interest bearing, unsecured and payable in thirty-six installments beginning January 1, 2009.  On April 21, 2009, the advance was converted to 2,000,000 restricted shares of common stock and the Company recognized a $20,000 loss on the extinguishment of debt.  At March 31, 2010 and June 30, 2009 the balance owed was $0 and $0 respectively.

On May 26, 2009 the Company received a loan from Mike Doran (Doran), CEO, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable.   During the year ended June 30, 2009, the Company received an advance from Mr. Doran of $20,000 which was repaid during the year.  At March 31, 2010 and June 30, 2009 the balance owed was $15,557 and $25,000 respectively.

On July 9, 2009 the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At March 31, 2010 the balance owed was $22,000.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the nine months ended March 31, 2010 the Company had a net loss of $282,909, increasing the deferred tax $96,087 asset at the statutory tax rate of 34%.  Deferred tax assets at March 31, 2010 and June 30, 2009 consisted of the following:

 Deferred tax asset related to:

	March 31,	June 30,
	2010	2009
Prior Year	$522,009	$196,574
Tax Benefit for Current Period	145,312	325,435
Net Operating Loss Carryforward	$667,321	$522,009
Less: Valuation Allowance	(667,321)	(522,009)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,965,000 at and $1,535,000 at June 30, 2009, and will expire in the years 2019 through 2030.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at  March 31, 2010 and June 30, 2009.

NOTE 6 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At March 31, 2010, the liability for ARO was $41,123, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2010, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

NOTE 7 - GOODWILL

Goodwill is reviewed periodically for impairment and there were no events or changes in circumstances that necessitated a review of impairment of goodwill as of March 31, 2010 and June 30, 2009, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $6,250 and $6,900 for the three months ended March 31, 2010 and 2009 respectively, and $20,600 and $14,600 for the nine months ended March 31, 2010 and 2009, respectively.

NOTE 9 – EQUITY TRANSACTIONS

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

NOTE 10 – FREESTONE TECHNOLOGIES, LLC

On October 24, 2008.  Freestone established Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.  These wells were purchased as additional test wells for Petrozene, and will also be used to test Freestone’s new chemical solvent, EncapSol.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone.

NOTE 11 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of March 31, 2010.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 12 – FAIR VALUE MEASUREMENTS

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (formally SFAS No. 157), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level 2 - Inputs to the valuation methodology include:
• quoted prices for similar assets or liabilities in active markets;

•  quoted prices for identical or similar assets or liabilities in inactive markets;
•       inputs other than quoted prices that are observable for the asset or liability;
•       inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of March 31, 2010:

Liabilities at Fair Value as of March 31, 2010

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$-	$-	$41,123	$41,123

NOTE 13 – RECENT ACCOUNTING PRONUNCEMENTS

The FASB has recently issued the following guidance:

FASB ASC 860-10-05:  "Accounting for Transfers of Financial Assets—(Prior authoritative literature: FASB Statement No. 166 -- an amendment of FASB Statement No. 140"), which was effective for the first annual or quarterly period after November 15, 2009.

FASB ASC 810-10-05: "Accounting for Transfers of Financial Assets,(Prior authoritative literature:  FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”, which was effective for the first annual or quarterly period after November 15, 2009.

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

NOTE 14 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 12, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

On April 7, 2010 the Company issued 3,300,000 shares of stock for cash received ($330,000).  Of this stock issued,1,850,000 shares were recorded as a liability as Stock to be Issued on the March 31, 2010 balance sheet as cash of $185,000 had been received prior to the quarter-end but the shares had yet been issued.

On May 6, 2010, the Company entered into a Stock Purchase Agreement to sell 500,000 newly issued shares of its common stock for $.20 a share.   The shares are restricted pursuant to SEC Rule 144.

NOTE 15 – PRO FORMA FINANCIAL STATEMENTS

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

Freestone Resources, Inc. Consolidated Statements of Operations PROFORMA (Unaudited)

Nine Months Ended March 31, 2010

Revenue:
Oil and gas resulting from research activities	$52,734
Total revenue resulting from research activities	52,734

Operating expenses:
Cost of revenue	-
Lease operating costs	20,367
Depreciation and depletion	1,859
Impairment expense	7,649
Engineering expense	250,000
General and administrative	310,152
Total operating expenses	590,027

Operating income (loss)	(537,293)

Other income (expense):
Interest (expense)	(1,816)
Gain on settlement of debt	6,200
Total other income (expense)	4,384

Net income (loss)	$(532,909)

Earnings per Share, Basic and diluted income	$(0.01)

Weighted average shares outstanding:
Basic and diluted	52,119,443

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

●	The Company owns 100% of EOS and has applied ASC 810 in consolidating the subsidiary.
●
EOS owns 50% of BRC, as does an unrelated third party, Hidden Peak Group.  Although each party owns 50%, Hidden Peak Group maintains control of the three person management board with three representatives, and therefore, applying the requirements for consolidations under ASC 810, EOS has not consolidated BRC but shows its impact through the Minority Interest method.

Results of Operations

Three and nine months Ended March 31, 2010 compared to three and nine months Ended March 31, 2009

Revenue - Our revenue for the three months March 31, 2010 was $25,539, compared to $13,960 for the same period in 2009. Revenue decreased in the second quarter due to reduced oil and gas sales.  Our revenue for the nine months March 31, 2010 was $52,734, compared to $83,222 for the same period in 2009. This decrease is due to reduced oil and gas sales.

Lease Operating Expense - Lease operating expense for the three months ended March 31, 2010 was $15,146 compared to $13,020 for the same period in 2009. Lease operating expenses for the nine months ended March 31, 2010 was $20,367 compared to $60,184 for the same period in 2009.  Lease operating expense decreased for three and nine months ended due to cost associated with wells acquired on November 1, 2007.

Operating Expense - Total operating expenses for the three months ended March 31, 2010 were $620 of depreciation and depletion expense and $163,766 of general and administrative expenses respectively, compared to $6,943 depreciation and depletion expense and $22,111 of general and administrative expenses for the same period in 2009.  Total operating expenses for the nine months ended March 31, 2010 were $1,859 of depreciation and depletion expense and $310,152 of general and administrative expenses respectively, compared to $20,828 depreciation and depletion expense and $303,037 of general and administrative expenses for the same period in 2009.  The increased costs in the three months ended March 31, 2010 were related to the acquisition of EOS that was completed in September, 2009.  The decrease in costs in the nine month period ended March 31, 2010 were due to lower oil production in the field thus reducing our variable administrative costs.

Net Income (Loss) - Net loss for the three months ended March 31, 2010 was $(152,681) compared to net loss of $(35,811) for the same period in 2009.  Net loss for the nine months ended March 31, 2010 was $(282,909) compared to net loss of $(318,207) for the same period in 2009.  The increase in loss in the three month period ended March 31, 2010 is mainly related to the increased administrative expenses mentioned above.  The decrease in loss in the nine month period ended March 31, 2010 is due to the reduced administrative costs mentioned above as well as the impact of debt forgiveness of $6,200.  A former officer of the Company loaned $25,000 and was repaid $18,800 and forgave the remaining $6,200.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the nine months ended March 31, 2010, our cash and cash equivalent increased to $50,645 from $4,815 at June 30, 2009.

Net cash flows of the Company was $45,830 for the nine months ended March 31, 2010 compared to cash used of $13,548 for the same period in 2009.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders.

Employees

As of March 31, 2010, Freestone had two employees.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are effective.

Based upon an evaluation conducted for the period ended March 31, 2010, our Chief Executive and Chief Financial Officer as of March 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control and financial statement presentation.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  During the three months ended March 31, 2010 the Company filed three Form 8-K.
February 17, 2010: Un-registered sales of securities
February 22, 2010: Amendments to Articles of Incorporation
March 9, 2010: Change in Registrant’s Certifying Accountant

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

Date: May 12, 2010