Form 10-K
period 2010-06-30
FREESTONE RESOURCES, INC.
filed 2010-10-01
CIK 1089319

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

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

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes |   | No |X|

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes | X | No |   |

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes |   | No |X|

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010: $6,465,647

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of September 30, 2010, the Registrant had 73,618,994 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

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

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Company Background

Freestone Resources, Inc. (the “Company” or “Freestone”) is an oil and gas technology development company that is actively acquiring oil and gas research and development properties that can benefit from our unique solvent, EncapSol. EncapSol is a chemical solvent that has been proven to extract and encapsulate hydrocarbons of value from ground soils, oil sands, vessels and other materials, and decrease the viscosity of oil.  EncapSol’s primary use is in the cleanup of hydrocarbon contamination, and the extraction of hydrocarbons of value from oil sands and oil shale.

Freestone’s principal strategy is to purchase producing oil and gas properties that have marginal production for further research and development of EncapSol.  Freestone is actively working with industry partners to purchase these properties and to research alternative uses for EncapSol.

Available Information

The Freestone website is www.freestoneresourcesinc.com.  More information on EncapSol can also be found at www.encapsol.com.  The Company’s references to the URLs for these websites are intended to be inactive textual references only.  The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Technology Development Business

Freestone is actively developing relationships with oil and gas companies, as well as environmental service companies that can benefit from EncapSol’s unique abilities to extract hydrocarbons of value from various mediums.

Products and Services

EncapSol

Freestone has been engaged in extensive laboratory testing of EncapSol.  Most tests of EncapSol have the extraction of oil from oil sands and oil shale, as well as the extraction of hydrocarbons from contaminated soils.  During the testing and use of EncapSol we have found additional characteristics of EncapSol that have marketable possibilities.  The Company’s current business model involves the creation of joint venture partnerships that use the EncapSol solvent along with a mechanized process that can recover the EncapSol for continual reuse.

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

Freestone’s current well assets and leases were purchased for the purpose of testing EncapSol. These leases contain wells that have paraffin and asphaltine problems, and our tests are allowing the company to perfect a treatment method that can be marketed to potential customers.

Acquisition of Earth Oil Services, Inc.

On September 24, 2009 the Company entered into a Stock Purchase Agreement (the "Agreement") with Environmental Services and Support, Inc., a California corporation ("Enviro Serv") and Lawrence Shultz, an individual ("Shultz") that provides for the sale to and purchase by Enviro Serv and Shultz of 31,603,734 shares of common stock of the Company ("Company Shares") in exchange for and purchase by the Company of all of the issued and outstanding shares of capital stock (the "EOSI Shares") of Earth Oil Services, Inc., a Nevada corporation ("EOSI"), plus the payment of a contingency amount of $250,000 (the "Contingency Amount") by the Company to an Enviro Serv creditor, and the payment of $150,000 to Enviro Serv in a deferred license fee payment.

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

The Company branded the EOSI Technology as EncapSol.

The Company filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, on July 9, 2010, Civil Action Number 3:10-cv-01349-O against Lawrence Shultz, Environmental Services and Support, Inc., David Feuerborn and Thomas Jennings for, but not limited to, the rescission of the Agreement.  See Item 3, “Legal Proceedings” for additional information.

Freestone has successfully tested an environmentally viable replacement oil sand extraction and oil remediation technology.  Additionally, Freestone is the owner of the EncapSol trademark, and the Company will retain the EncapSol name for possible future use in its oil well enhancement product line.

Research and Development

Freestone is actively purchasing marginal oil and gas properties and leasing properties that will be used in the further research and development of EncapSol.  This research focuses on the types of formations that will benefit the most from the use of the EncapSol solvent, as well as the various applications from production and storage to end cycle refinement.

Growth Strategy

Freestone is actively pursuing a strategy of growth through the development of joint ventures with oil and gas, and environmental service companies that can utilize EncapSol.  Freestone intends to research various methods in which to expand its marketing efforts to refineries, oil and gas storage companies, independent operators, and environmental service companies.

Sale of Natural Gas and Oil

Freestone does not intend to refine its natural gas or oil production. Freestone will sell all or most of its production to certain purchasers in a manner consistent with industry practices at prevailing rates.  Freestone currently sells its natural gas to Shoreline Gas, LLC and sells oil to Bargas, Inc, Superior Crude Gathering, Inc., and BML, Inc. Under current conditions, we should be able to find other purchasers, if needed.  All of our produced oil is held in tank batteries and then each respective purchaser transports the oil by truck.  Respectively, our natural gas is transported via pipeline.

Environmental Matters

Freestone’s oil and gas operations and properties and EncapSol operations are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

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

ITEM 1B.                              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                 DESCRIPTION OF PROPERTY

Freestone's corporate offices are located at Republic Center, Suite 1350, 325 N. St. Paul St. Dallas, TX 75201.  Freestone entered into a lease agreement on this property for a term of five years.

ITEM 3.                                 LEGAL PROCEEDINGS

The Company filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, on July 9, 2010, Civil Action Number 3:10-cv-01349-O against Lawrence Shultz (“Shultz”), Environmental Services and Support, Inc. (“ESSI”), David Feuerborn (“Feuerborn”) and Thomas Jennings (Jennings”) (the “Defendants”).

The Company alleges that the Defendants and possibly others, committed fraud by nondisclosure, the common law tort of conversion by pretext and swindling, deceptive trade practices, common law fraud and fraud by misrepresentation/statutory fraud upon the Company in connection with an executed Stock Purchase Agreement (the “Agreement”).

The Company is seeking rescission of the Agreement and setting aside the shares of Company common stock issued to the Defendants or their assigns and the recovery of certain sums paid in connection with the agreement.  The Company is also seeking a declaratory judgment that the Agreement is void and unenforceable; that the Company’s shares of stock issued to one or more of Defendants be cancelled; that the Company may adjust its share register to so reflect such cancellation; that the Agreement is void, unenforceable, and subject to cancellation by this Court; and that the Company’s damages were proximately caused by such fraud and deception and the breach of legal duties owed to it by one or more of the Defendants.  The Company is also seeking actual damages from the Defendants, jointly and severally, of at least $1,614,149, as well as reasonable and necessary attorney’s fees.  The Company is further seeking unliquidated damages within the jurisdictional limits of the United States District Court for the Northern District of Texas, Dallas Division, exemplary damages, statutory damages, prejudgment interest and post judgment interest, compounded annually, and such other and further relief to which the Company may show itself to be justly entitled.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 19, 2010 Freestone solicited a vote from the Company’s shareholders in order to allow the Company’s Board of Directors to increase the authorized shares from 100,000,000 to 200,000,000.   The Company obtained the verbal consent from the shareholders that owned a majority of Freestone commons stock.  After this verbal consent, Environmental Services and Support, Inc. (“ESSI”) demanded additional shares be issued from the Company to ESSI before it would sign a shareholder consent letter.  The Board of Directors of the Company denied the demand made by ESSI, and decided to bring this issue to a vote at the next annual shareholder’s meeting.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently quoted on the OTC:BB under the symbol “FSNR.”

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2010 and 2009.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2010	High	Low
First Quarter	$0.09	$0.03
Second Quarter	$0.39	$0.04
Third Quarter	$0.28	$0.16
Fourth Quarter	$0.89	$0.17

Fiscal 2009	High	Low
First Quarter	$0.15	$0.05
Second Quarter	$0.10	$0.03
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.10	$0.02

Shareholders

As of June 30, 2010, there were approximately 243 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

At present, Freestone’s management is focused on the utilization of our unique solvent EncapSol.  Freestone’s acquisitions of certain oil and gas properties are necessary to conduct research and development for EncapSol, and our hydrocarbon-based product Petrozene.   Minimal revenues have been earned and related expenses have been incurred from the incidental operation of these oil and gas interests, as well as miscellaneous fees associated with the corporation. Freestone continues to look for various solvents, chemicals, and technologies that might fit into Freestone’s petro-chemical line.

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

Stock Based Compensation

Pursuant to Accounting Standards Codification (“ASC”) 505, (formerly SFAS No. 148, Share Based Payments), the guidelines for recording stock issued for services require the fair value of the shares granted be based on the fair value of the services received or the publicly traded share price of the Company’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable.  This position has been further clarified by the issuance of ASC 820, (formerly SFAS No. 157, Fair Value Measurements).  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Accordingly, the Company elected the application of these guidelines.  Freestone has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

Research and Development

The Company currently has limited finances available for research and development.  As the Company’s financial position improves the Company plans to develop an appropriate research and development policy.

Results of Operations for the Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

Revenues

Revenue for the years ended June 30 2010 and June 30, 2009 were $71,660 and $65,390, respectively. This was provided by sales of oil of $40,777 and $8,265 respectively, sales of gas of $30,883 and $57,125 respectively.

Operating Expense

Total operating expenses in the years ended June 30, 2010 and 2009 were $645,493 and $995,231, respectively. These included cost of sales which, for the years ended June 30, 2010 and June 30, 2009 were made up of lease operating costs of $28,656 and $72,752, respectively.  Stock based compensation included of consulting and contract services paid for by the issuance of common stock of $0 and $523,250 for the years ended June 30, 2010 and 2009, respectively, engineering expense was $175,000 and $-0- for the years ended June 30, 2010 and 2009, respectively, depreciation and depletion of $1,871 and $40,413 year respectively, with the balance of general and administrative expenses of $432,317 and $105,935, respectively.  Impairment expenses related to equipment and oil and gas properties were $7,649 for the year ending June 30, 2010 and $250,266 for the year ended June 30, 2009.

The increase in general and administrative expenses of $326,382 is due to an increase in professional fees of $48,750 due to increased audit and legal fees, payroll of $18,725, licenses and permits of $95,720, rent of $8,730, other general administration of $36,500, research fees of $38,500 and travel of $5,700.

Other income and expense for the years ended June 30, 2010 and 2009 consist of other expense of ($1,664,159) and ($830), respectively, and interest expense of $6,229 and $6,490, for the periods, respectively.  The increase in other expense is due to the impairment of the intangible assets related to the acquisition of EOS.

Net (Loss) Income

Net loss for the year ended June 30, 2010 was $2,238,091.  Net loss for year ended June 30, 2009 was $957,161.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the year ended June 30, 2010, cash increased by $23,247 to $28,062 at June 30, 2010.   This increase is resulted from the financing activities of about $671,000 and mostly off-set by use of cash in our operating activities.

Net cash used by operating activities was $648,251 for the year ended June 30, 2010 compared to $186,076 provided by operating activities for the same period ending June 30, 2009.

Employees

As of June 30, 2010, our only employees are the officers of the Company.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.  At June 30, 2010, we had outstanding notes payable totaling $34,321 to a related party.  The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.  A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense and on our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc., together with the Report of Independent Registered Public Accounting Firm of The Hall Group CPA’s covering our years ended June 30, 2010 and 2009,  appear on pages 20 through 40 of this report.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2010 and 2009.

	Quarter Ended:

Fiscal year ended June 30, 2010	30-Sep-09	31-Dec-09	31-Mar-10	30-Jun-10
Revenues	$21,492	$5,703	$25,539	$18,926
Gross profit	21,492	5,703	25,539	18,926
Net income (loss)	(15,172)	(115,056)	(153,993)	(1,953,870)

Net income (loss) per share, basic and diluted	$0.00	$0.00	$0.00	$(0.03)
Weighted average shares used in per share calculation, basic and diluted	37,519,892	66,718,994	68,298,994	71,498,994

	Quarter Ended:

Fiscal year ended June 30, 2009	30-Sep-08	31-Dec-08	31-Mar-09	30-Jun-09
Revenues	$19,633	$17,898	$7,565	$20,294
Gross profit	19,633	17,898	7,565	20,294
Net income (loss)	(259,512)	(22,884)	(35,847)	(638,918)

Net income (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.02)
Weighted average shares used in per share calculation, basic and diluted	52,156,836	52,180,260	52,180,260	37,777,593

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2010.   Based on its evaluation, our management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons serve as directors and officers of Freestone Resources, Inc.:

Clayton Carter, Chief Executive Officer and President James F. Carroll, Chief Financial Officer Don Edwards, Chief Investment Officer

Clayton Carter, age 25, received his Bachelor of Arts in Integrated Marketing and Communications from Pepperdine University. With his extensive knowledge of the public markets and investment-based finance, Mr. Carter has raised the capital to develop multiple startups. Mr. Carter has served as President and Director of Freestone Resources since January 2009, and will continue his current duties at the Company as the Chief Executive Officer and Chairman of the Company. Mr. Carter strongly believes in Freestone's continuing mission to develop new technologies that allow for the utilization of various petroleum resources in an environmentally responsible and cost effective way.   Mr. Carter has served as the President of Freestone Resources since September of 2008.  Previous positions within the past five years include a position as a customer service representative at Wells Fargo bank.

Don Edwards, age 61, is a graduate from Texas Christian University with a BBA degree concentrating in Finance and Economics. Mr. Edwards started his business career with E. F. Hutton where he was a regional OTC Coordinator. He also ran a trading desk for OTC stocks. He later served as President, CFO, CEO and Director for four securities firms as well as a Director for two savings and loans. He has been responsible for managing many public and private companies. He has raised startup capital for dozens of both private and public companies. Mr. Edwards has vast knowledge in the investment field including fine art. He has bought and sold art works of such artists as Charles Russell and Monet. Don was a licensed Insurance agent for many years and assisted in managing the West Texas region for Mass Mutual Life Ins. Co. Don also has a background in the Oil and Gas Industry. His family has run a successful Drilling Co. in West Texas for over half a century. Mr. Edwards will maintain his position as Chief Investment Officer of the Company.  Mr. Edwards has served as the Chief Investment Officer for the Company for six months.  Prior to his employment at the Company, Mr. Edwards was self employed.

James F. Carroll, 54, has served as the Chief Financial Officer and Treasurer of Freestone since May 1, 1999. He has served as a director of Freestone since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by F. Schumacher & Co., a New York fabric company, as a manager of production, purchasing and inventory. Mr. Carroll received a B.B.A. degree in public accounting from Pace University of New York in 1985.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that as of the date of this report they were all current in their 16(a) reports, with the exception of the late filing of a Form 3 reports by Mr. Larry Shultz and Environmental Services and Support, Inc., a California corporation, which will report the issuance of 7,000,227 and 24,603,507 shares of common stock, respectfully, on September 24, 2009.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Investment Officer (CIO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Clayton Carter,	2010	26,725	0	0	0	0	0	0	26,725
CEO	2009	13,000	0	105,000	0	0	0	0	118,000
Don Edwards,	2010	15,000	0	0	0	0	0	0	15,000
CIO	2009	0	0	105,000	0	0	0	0	118,000
James Carroll	2010	0	0	0	0	0	0	0	0
CFO	2009	0	0	0	0	0	0	0	0

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

ITEM 12.      SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of June 30, 2010, the following persons are known to Freestone to own 5% or more of Freestone's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned*	Percent of Class

Clayton Carter, President, CEO and Director	3,005,000	4.20%

James Carroll, Chief Financial Officer and Director	1,190,000	1.66%

Don Edwards, Chief Investment Officer and Director	1,900,000	2.65%

Environmental Services and Support, Inc.	24,603,507	34.31%

Larry Shultz	7,000,227	9.76%
Directors and Officers as a Group

325 N. St. Paul St.
Suite 1350
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

ITEM 14.                        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2010 was $54,000, and $47,900 for fees relating to the year ended June 30, 2009.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accountant

Consolidated Balance Sheets as of June 30, 2010 and 2009

Consolidated Statements of Operations – For the Years Ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit)  – For the Years Ended June 30, 2010 and 2009

Notes to the Consolidated Financial Statements

(b) Freestone filed the following Exhibits in the year ended June 30, 2010.

On August 13, 2009, Freestone filed an 8-K to report a Change in Directors or Principal Officers. (incorporated by reference to the Form 8-K filed on August 13, 2009)

On September 28, 2009, Freestone filed an 8-K to report Entry into a Material Definitive Agreement. (incorporated by reference to the Form 8-K filed on September 28, 2009)

On December 7, 2009, Freestone filed an 8-K to report Completion of an Acquisition or Disposition of Assets. (incorporated by reference to the Form 8-K filed on January 28, 2009)

On February 17, 2010 Freestone filed a Form 8-K to report Un-Registered Sales of Equity Securities. (incorporated by reference to the Form 8-K filed on February 17, 2010)

On February 22, 2010 Freestone filed a Form 8-K to report Amendments to Articles of Incorporation and Bylaws. (incorporated by reference to the Form 8-K filed on February 22, 2010)

On March 9, 2010 Freestone filed a Form 8-K to report Change in Registrant's Certifying Accountant. (incorporated by reference to the Form 8-K filed on March 9, 2010)

On April 21, 2010 Freestone filed a Form 8-K to report Un-Registered Sales of Equity Securities. (incorporated by reference to the Form 8-K filed on April 21, 2010)

On May 7, 2010 Freestone filed a Form 8-K/A to report Change in Registrant's Certifying Accountant. (incorporated by reference to the Form 8-K/A filed on April 21, 2010)

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

Dated: October 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Clayton Carter Clayton Carter	President, Chief Executive Officer and Director	October 1, 2010

By: /s/ James Carroll	Chief Financial Officer, Director	October 1, 2010
James Carroll

By: /s/ Don Edwards	Chief Investment Officer, Director	October 1, 2010
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Freestone Resources, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Freestone Resources, Inc. as of June 30, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Freestone Resources, Inc.’s internal control over financial reporting as of June 30, 2010 and 2009 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the consolidated financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

September 29, 2010

FREESTONE RESOURCES, INC.
Consolidated Balance Sheets
As of June 30, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash	$28,062	$4,815
Accounts receivable, net of allowance of $0 and $0	22,029	4,559
Deposits and other assets	0	5,068
Total current assets	50,091	14,442

Oil and gas properties used for research and development	26,000	26,000
Equipment and other fixed assets, net of accumulated depreciation of $3,786 and $1,915	5,181	7,052
Total fixed assets, net	31,181	33,052

Other assets	15,511	1,000

TOTAL ASSETS	$96,783	$48,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$250,769	$24,431
Accounts payable, related party	150,010	0
Accrued expenses	12,559	0
Note payable, related party	34,321	25,000
Notes payable to bank	0	25,997
Stock to be issued	150,000	0
Total current liabilities	597,659	75,428

Long term liabilities:
Long term debt	0	0
Asset retirement obligations	41,123	41,123
Total long term liabilities	41,123	41,123
TOTAL LIABILITIES	638,782	116,551

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 200,000,000 shares
authorized, 71,718,994 and 35,115,260 shares issued and outstanding	71,719	35,115
Additional paid in capital	16,299,789	14,572,244
Accumulated deficit	(16,913,507)	(14,675,416)
Total stockholders' equity (deficit)	(541,999)	(68,057)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$96,783	$48,494

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
Consolidated Statements of Operations
For the Years Ended June 30, 2010 and 2009

	2010	2009

Revenue:
Oil & gas revenues resulting from research activities	$71,660	$65,390
Total revenue	71,660	65,390

Operating expenses:
Lease operating costs	28,656	72,752
Depreciation	1,871	40,413
Accretion of asset retirement obligation	0	2,615
Stock-based compensation	0	523,250
Engineering	175,000	0
Impairment of oil and gas properties	7,649	250,266
General and administrative	432,317	105,935
Total operating expenses	645,493	995,231
Net operating income (loss)	(573,833)	(929,841)

Other income (expense): Other expense	0	(830)
Impairment of intangible assets related to the EOS acquisition	(1,664,159)	0
Loss on extinguishment of debt	0	(20,000)
Gain on forgiveness of debt	6,200	0
Interest expense	(6,299)	(6,490)
Total other income (expense)	(1,664,258)	(27,320)

Net loss	$(2,238,091)	$(957,161)

Basic and diluted income (loss) per share:
Net income (loss) per share	$(0.04)	(0.02)

Weighted average shares outstanding:
Basic and diluted	60,843,055	48,818,192

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
Consolidated Statements of Cash Flow
For the Years Ended June 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,238,091)	$(957,161)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,871	40,413
Impairment of oil and gas properties	7,649	250,266
Impairment of intangible assets related to the EOS acquisition	1,664,159	0
Loss on cancellation of common stock	0	(2,255)
Accretion of asset retirement obligation	0	2,615
Stock based compensation	0	523,250
Loss on extinguishment of debt	0	20,000
Change in assets and liabilities:
Accounts receivable	(17,470)	37,701
Inventory	0	(90,771)
Other assets	(9,443)	(5,068)
Accounts payable	(23,662)	806
Accrued expenses	12,559	(5,872)
Net cash provided by (used in) operating activities	(602,428)	(186,076)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(7,649)	(38,409)
Proceeds from note receivable, related party	0	16,468
Net cash (used in) investing activities	(7,649)	(21,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable to bank	0	55,352
Proceeds from sale of stock	500,000	0
Stock to be issued	150,000	0
Payments on notes payable to bank	(25,997)	(29,355)
Proceeds from notes payable, related parties	34,321	205,771
Payments on notes payable, related parties	(25,000)	(30,706)
Payments on long term debt	0	(1,778)
Net cash provided by financing activities	633,324	199,284

NET CHANGE IN CASH	23,247	(8,733)

CASH AT BEGINNING OF YEAR	4,815	13,548

CASH AT END OF YEAR	$28,062	$4,815

Supplemental cash flow information:
Cash paid for interest	$3,128	$6,490
Cash paid for income taxes	0	0
Non-cash investing activities:
Stock issued for acquisition of subsidiary	1,264,149	0
Licenses assumed in acquisition of subsidiary	150,000	0
Assumption of accounts payable in acquisition of subsidiary	400,000	0
Intangible asset	10,000	0

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2010 and 2009

	Common Stock Shares Amount		Additional paid in capital	Accumulated Deficit	Total

Balance, June 30, 2008	50,025,260	$50,025	$13,964,084	$(13,718,255)	$295,854

Common stock issued for services	10,955,000	10,955	512,295	0	523,250
Common stock issued for note payable	2,000,000	2,000	68,000	0	70,000
Commons Stock – cancelled	(27,865,000)	(27,865)	27,865	0	0

Net loss				(957,161)	(957,161)
Balance, June 30, 2009	35,115,260	35,115	14,572,244	(14,675,416)	(68,057)

Common stock issued for cash	5,000,000	5,000	495,000	0	500,000
Common stock issued for acquisition of EOS	31,603,734	31,604	1,232,545	0	1,264,149

Net loss				(2,238,091)	(2,238,091)
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
Notes To Consolidated Financial Statements
June 30, 2010 and 2009

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

The Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a stock based transaction on September 24, 2009 (the “EOS Agreement”). The Company issued 31,603,734 shares of restricted common stock of the Company in consideration for this transaction.  EOS owns certain exclusive, territorial, license agreements to a proprietary technology that is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials.    EOS has engaged a fabricator to build a prototype machine (the “Prototype”) designed to be used in conjunction with the solvent.  EOS is indebted to the fabricator for its development of the Prototype.  EOS is now a wholly owned subsidiary of Freestone and all intercompany accounts have been eliminated in consolidation.    As discussed in Note 16, the Company has filed a lawsuit seeking to rescind the EOS Agreement.

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Freestone Technologies, LLC and EOS, all of which have a fiscal year end of June 30, 2010. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

-	The Company owns 100% of EOS and has applied ASC 810 in consolidating the subsidiary.
-
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

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.   The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non interest bearing transaction accounts of up to $250,000 through December 31, 2013.  At June 30, 2010, none of the Company’s cash was in excess of federally insured limits.

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

Accounts Receivable:

Accounts Receivable consists of accrued oil and gas receivables due from purchasers of oil and gas for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale.  Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at June 30, 2010 and 2009.

Oil and Gas Properties:

Freestone is actively purchasing marginal oil and gas properties and leasing properties that will be used in the further research and development of EncapSol.  This research focuses on the types of formations that will benefit the most from the use of the solvent, as well as the various applications from production and storage to end cycle refinement.

Equipment:

Equipment is carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 30 years.  Oil and gas properties were purchased primarily for product testing and are depreciated over their estimated useful lives of 3 years but not reduced below estimated salvage value.

Impairment of Long-Lived Assets:

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

 Asset Retirement Obligation:

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties. The settlement date fair value is discounted at Freestone Resource’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to the ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in the ARO.   During 2010, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

The amounts recognized for the ARO are based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.

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

Stock-Based Compensation:

The Company accounts for non-employee stock-based awards in which services are the consideration received for the equity instruments based on the fair value of the equity instruments issued, in accordance with the Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

The Company does not have any employee benefit or stock option plans.

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

Reclassifications:

For comparability, certain 2009 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2010.   These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2010 and 2009 are as follows:
	June 30, 2010	June 30, 2009
Computers & office furniture	$8,967	$8,967
Oil and gas properties used for research and development	26,000	26,000
Total fixed assets	$34,967	34,967
Less: Accumulated depreciation	(3,786)	(1,915)
Total fixed assets, net of accumulated depreciation	$31,181	$33,052

Depreciation expense for the year ended was $1,871 and $40,413 for the years ended June 30, 2010 and 2009.   The Company purchased $7,649 of equipment during the year ended June 30, 2010 and wrote them off during the year when they were no longer used in the business.

As discussed in Note 13, the Company’s oil and gas properties used for research and development were written down to salvage value during the year ended June 30, 2009.

NOTE 3 – NOTE PAYABLE

On October 27, 2008, the Company’s wholly owned subsidiary, Freestone Technologies, LLC, was issued an equipment loan by Third Coast Bank in the amount of $37,352.  The terms of the loan include a minimum interest rate of two points over the current bank index (prime rate) or 7.0%, a maturity date of October 27, 2009, and twelve monthly payments of $3,234.  The collateral for the loan includes the equipment purchased from the proceeds of the loan. On October 27, 2009 this loan was paid-in-full.  At June 30, 2010 and 2009 the balance owed was $0 and $12,823 respectively.

On April 4, 2009, the Company was issued a Line of Credit from Third Coast Bank in the amount of $18,000.  The terms of this note include a market-rate interest rate (4.0% at June 30, 2009), a maturity date of October 4, 2009 and monthly installment payments of no less than $65 per month.  On October 27, 2009, this note was renewed. The terms of this note include a market-rate interest rate (4.0%), a maturity date of April 28, 2010 and monthly installment payments of no less than $65 per month.  At June 30, 2010 and 2009 the balance owed was $0 and $18,000 respectively.

NOTE 4 – NOTES PAYABLE - RELATED PARTIES

During the year ended June 30, 2008, the Company assumed certain debt in conjunction with the issuance of the 30,000,000 shares of common stock to various individuals affiliated to a now former CEO, Lloyd Lane (“Lane”), including a mortgage note for approximately $54,000 secured by the building the Company received as part of the same transaction. The building had a cost basis of $62,500. During the year ended June 30, 2009, Lane advanced $110,771 to the Company on a non-interest bearing unsecured basis.  Also, later during the year ended June 30, 2009, the building and the related note payable and Petrozene inventory was transferred back to Lane in exchange for the cancellation of 27,865,000 shares of common stock previously issued to him.  At June 30, 2010 and 2009, the balance owed was $0 and $0 respectively.

On December 11, 2008, the Company received a loan from Donna Doran, the mother of the Company’s CEO at that time, in the amount of $50,000.  The advance was non-interest bearing, unsecured and payable in thirty-six installments beginning January 1, 2009.  On April 21, 2009, the advance was converted to 2,000,000 restricted shares of common stock and the Company recognized a $20,000 loss on the extinguishment of debt.  At June 30, 2010 and 2009 the balance owed was $0 and $0 respectively.

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of June 30, 2010 and 2009 the balance owed to Mr. Doran was $12,314 and $25,000 respectively.

On July 9, 2009, the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At June 30, 2010 and 2009 the balance owed was $20,000 and $0.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (“ARO”) represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At June 30, 2010, the liability for ARO was $41,123, all of which is considered long term.    The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the year ended June 30, 2010 and June 30, 2009, Freestone Resources has recognized accretion expense of $0 and $2,615.   During 2010, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

The following table presents the changes in the asset retirement obligations for the year ended June 30, 2010 and 2009.

	2010	2009
Asset retirement obligations beginning period	$41,123	$34,888
Accretion expense	0	2,615
Asset retirement addition	0	3,620
Asset retirement obligations, end of period	$41,123	$41,123

NOTE 6 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2010 and 2009, there were 71,718,994 and 35,115,260, respectively, common shares outstanding.

During the fiscal year ended June 30, 2010, the Company issued 5,000,000 shares for $.10 a share.  These shares are restricted pursuant to SEC Rule 144.  As discussed in Note 1, the Company issued 31,603,734 shares of restricted common stock for 100% of the issued and outstanding stock of EOS.  On July 9, 2010, the Company filed a lawsuit seeking to rescind the stock purchase agreement and cancel the shares that were issued.  See Note 16 for additional information.

The Company owed 150,000 shares to be issued to shareholders at June 30, 2010 who had purchased the shares for cash, but the shares had not been issued as of June 30, 2010.   These shares were issued during the first quarter of fiscal 2011.

The Company has not paid a dividend to its shareholders and does not have any stock option plans or warrants.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, (formerly SFAS No. 109, Accounting for Income Taxes), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Freestone has calculated its tax liability in accordance with Section 382 of the Internal Revenue Code which generally limits the amount of its income that can be offset by historical losses (NOL carryforwards) once a corporation has undergone an ownership change.  Ownership changed in Freestone on November 1, 2007. The cumulative net operating loss carry-forward that can offset current and/or future income includes amounts and is approximately $1,535,000.   The use of this loss carryforward is limited under Internal Revenue Code Section 382 due to an ownership change in the fiscal year ended June 30, 2008.  The annual limitation is $151,000.

During the year ended June 30, 2010 and 2009, the Company had a net loss of $2,238,091 and $957,161, respectively, increasing the deferred tax asset by $760,951 and $325,435 at the statutory tax rate of 34%.    All NOLs will expire between 2019 and 2030.   The realization of deferred tax benefits is contingent upon future earnings and, therefore, is fully reserved at June 30, 2010 and 2009.

Freestone’s net deferred tax amounts are as follows:	Year ended June 30,

	2010		2009
Tax benefit (expense) at statutory rate	$(760,951)	34%	$(325,435)	34%
Permanent differences	0	0%	(588)	(5)%
State income taxes	0	0%	0	4%
Expiration of NOL’s and other	0	0%	0	(0)%
Valuation allowance	(760,951)	(4)%	(324,847)	(35)%
Effective tax rate	$0	0%	$0	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009

Deferred tax assets:
Net operating losses carry forwards	$522,009	$197,162
Current year benefit	760,951	324,847
Total deferred tax assets	1,282,960	522,009
Deferred tax liabilities	0	0
Total deferred tax liabilities	0	0
Net deferred tax asset	1,282,960	522,009
Valuation allowance	(1,282,960)	(522,009)
Deferred tax asset, net	$0	$0

NOTE 8 – CONCENTRATION OF REVENUE

During the fiscal year ended June 30, 2010, 73% of revenue from oil and gas sales was generated from two customers.    In fiscal year ended June 30, 2009, 99% of revenue was from the same two customers.

 NOTE 9 – ACQUISITION OF EARTH OIL SERVICES & IMPAIRMENT OF GOODWILL

On September 24, 2009 the Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a non-cash transaction.  The following presents a summary of the net assets acquired:

EOS Summary of Net Assets as of September 24, 2009

Assets
Investment in Bleeding Rock, LLC	$250,010
Intangible assets	10,000
Licenses	150,000
Total Assets	410,010

Liabilities
Accounts payable	250,000
Accounts payable – Related Party	150,010
Total Liabilities	400,010

Net Assets	$10,000

The transaction generated goodwill of $1,254,149.  This amount was capitalized and is segregated on the balance sheet.    As discussed in Note 16, the Company has filed a lawsuit seeking to rescind the Stock Purchase Agreement entered into by and between the Company and the shareholders of EOS.  The Company has determined that as of June 30, 2010, the assets and goodwill related to this transaction have been permanently impaired, and have recorded an impairment loss of $1,664,159 for the year ended June 30, 2010.  Note 16 also presents a proforma balance sheet and statement of operations representing the Company as of and for the year ended June 30, 2010, as if EOS had not been acquired on September 24, 2009.

NOTE 10 – FREESTONE TECHNOLOGIES, LLC

On October 24, 2008, Freestone established Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.   These wells were purchased to be used to test Freestone’s chemical solvent, EncapSol.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone.

NOTE 11 – FAIR VALUE MEASUREMENTS

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (formally SFAS No. 157) establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1	l	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level 2		Inputs to the valuation methodology include:
		-	quoted prices for similar assets or liabilities in active markets;
		-	quoted prices for identical or similar assets or liabilities in inactive markets;
		-	inputs other than quoted prices that are observable for the asset or liability;
		-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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

Following is a description of the valuation methodologies used for Company assets measured at fair value:

Asset retirement obligations are recorded based on the present value of the estimated cost to retire the oil and gas properties and are depleted over the useful life of the asset. The settlement date fair value is discounted at the Company’s credit adjusted risk-free rate in determining the abandonment liability.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of June 30, 2010:

Liabilities at Fair Value as of June 30, 2010

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$0	$0	$41,123	$41,123

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (as disclosed above).

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in June 2014.  The lease requires fixed escalations and payment of electricity costs.   Rent expense, included in general and administrative expenses, totaled approximately $27,185 and $18,000 for the fiscal years ended June 30, 2010 and 2009, respectively.

The future minimum rental commitments under the operating lease are as follows:

Fiscal Year Ending June 30,	Minimum Rental Commitments
2011	$21,098
2012	22,605
2013	24,112
2014	24,112
2015	0
Thereafter	0
$91,927

NOTE 13 – IMPAIRMENT OF OIL AND GAS PROPERTIES

During the fiscal year ended June 30, 2010 the Company recorded impairment expense of $7,649 related to its oil and gas property and equipment.

In the fourth quarter of year ended June 30, 2009 the Company recorded impairment charges of $250,266 related to its oil and gas properties used in its research and development activities.  The wells were purchased by the Company to use in its development activities.  The properties were marginally producing throughout the year ended June 30, 2009 and would require significant expenditures to maintain or increase production.   The Company recorded the impairment to reflect the current fair market value of the wells.

NOTE 14 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2010 totaling $16,913,507 and recurring losses from operations.  Because of this accumulated loss, Freestone will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Freestone will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support their working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Freestone. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Freestone.    If adequate working capital is not available Freestone may not be able to continue its operations.    Management believes that the efforts it has made to promote its business will continue for the foreseeable future.

These conditions raise substantial doubt about Freestone’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Freestone be unable to continue as a going concern.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).

ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 16 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through September 30, 2010, which is the date the financial statements were issued.

On July 1, 2010, the Company sold 200,000 shares, which were restricted pursuant to SEC Rule 144, for $50,000.

On September 14, 2010, the Company sold 1,000,000 shares, which were restricted pursuant to SEC Rule 144, for $50,000.

As of September 28, 2010,  the Company is engaged in a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, which was originally filed by the Company on July 9, 2010, Civil Action Number 3:10-cv-01349-O against Lawrence Shultz, Environmental Services and Support, Inc. (“ESSI”),  David Feuerborn and Thomas Jennings (the “Defendants”) for, but not limited to, the rescission of the Stock Purchase Agreement entered into by and between the Company and Environmental Services and Support, Inc. and Lawrence Shultz (the “Agreement”).  The Company alleges that the Defendants and possibly others, committed fraud by nondisclosure, the common law tort of conversion by pretext and swindling, deceptive trade practices, common law fraud and fraud by misrepresentation/statutory fraud upon the Company in connection with an executed Agreement.

The following proforma Consolidated Balance Sheet and Consolidated Statement of Operations represents the Company as if EOS had not been acquired and consolidated on September 24, 2009:

Freestone Resources, Inc. Consolidated Balance Sheets PROFORMA (Unaudited)

Assets

June 30, 2010

Current Assets:
Cash	$28,062
Accounts receivable	22,029
Total Current Assets	50,091

Oil and gas properties used for research and development	26,000
Equipment and other fixed assets, net of accumulated depreciation of $3,785	5,181
Total Fixed Assets, net	31,181

Other Assets	15,511

Total Assets	$96,783

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$769
Accrued expenses	12,559
Stock to be issued	150,000
Notes payable-related parties	34,321

Total Current Liabilities	197,649

Long-term Liabilities:
Asset retirement obligations	41,123
Total Liabilities	238,772

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 40,115,260 shares issued
and outstanding, respectively	40,115
Additional paid in capital	15,067,244
Accumulated deficit	(15,249,348)
Stockholders' equity (deficit)	(141,989)
Total Liabilities and Stockholders’ Equity (Deficit)	$96,783

Freestone Resources, Inc. Consolidated Statements of Operations PROFORMA (Unaudited)

Year Ended June 30, 2010

Revenue:
Oil and gas resulting from research activities	$71,660
Total revenue resulting from research activities	71,660

Operating expenses:
Lease operating costs	28,656
Depreciation	1,871
Impairment expense	7,649
Engineering	175,000
General and administrative	432,317
Total operating expenses	645,493

Operating income (loss)	(573,833)

Other income (expense):
Interest (expense)	(6,299)
Gain on settlement of debt	6,200
Total other income (expense)	(99)

Net income (loss)	$(573,932)