Form 10-Q
period 2010-09-30
FREESTONE RESOURCES, INC.
filed 2010-11-12
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010 there were 73,768,994 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. Consolidated Balance Sheets As of September 30, 2010 and June 30, 2010

Assets

	(Unaudited)	(Audited)
	September 30, 2010	June 30, 2010

Current Assets:
Cash	$45,333	$28,062
Accounts receivable	7,440	22,029
Total current assets	52,773	50,091

Fixed assets, net of accumulated depreciation of $4,157 and $3,786	30,810	31,181

Other assets	15,511	15,511
	15,511	15,511

Total Assets	$99,094	$96,783

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$264,745	$250,769
Accounts payable-related party	150,010	150,010
Accrued expenses	15,060	12,559
Notes payable-related parties	27,411	34,321
Stock to be issued	50,000	150,000
Total Current Liabilities	507,226	597,659

Long-term Liabilities:
Asset retirement obligations	41,123	41,123
Total Liabilities	548,349	638,782

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 72,618,994 and 71,718,994 shares issued
and outstanding, respectively	72,619	71,719
Additional paid in capital	16,498,889	16,299,789
Accumulated deficit	(17,020,763)	(16,913,507)
Stockholders' Equity (Deficit)	(449,255)	(541,999)
Total Liabilities and Stockholders’ Equity	$99,094	$96,783

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations For the Three Months Ended September 30, 2010 and 2009 (unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Revenue:
Oil and gas revenues resulting from research activities	$9,173	$21,492
Total revenue resulting from research activities	9,173	21,492

Operating expenses:
Lease operating costs	10,024	2,693
Depreciation and depletion	371	619
Impairment expense	0	1,800
General and administrative	105,459	26,308
Total operating expenses	115,854	31,420

Operating loss	(106,681)	(9,928)

Other income (expense):
Interest income (expense)	(575)	(685)
Other income (expense)	0	(4,559)
Total other income (expense)	(575)	(5,244)

Net loss	$(107,256)	$(15,172)

Basic and diluted loss per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	72,266,820	37,519,892

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statement of Stockholders’ Equity For the Year Ended June 30, 2010 And the Three Months Ended September 30, 2010 (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2009	35,115,260	$35,115	$14,572,244	$(14,675,416)	$(68,057)

Common stock issued for acquisition of EOS	31,603,734	31,604	1,232,545	0	1,264,149

Common stock issued for cash	5,000,000	5,000	495,000	0	500,000

Net loss				(2,238,091)	(2,238,091)

Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	900,000	900	199,100	0	200,000

Net loss				(107,256)	(107,256)
Balance, September 30, 2010	72,618,994	$72,619	$16,498,889	$(17,020,763)	$(449,255)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows Three Months Ended September 30, 2010 and 2009 (Unaudited)

	Three months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,256)	$(15,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	371	619
Changes in operating assets and liabilities:
Change in account receivable	14,589	0
Change in inventory of Petrozene	0	293
Change in other assets	0	(5,000)
Change in accounts payable	13,976	0
Change in accrued expenses	2,501	18,053
Net cash provided used in operating activities	(75,819)	(1,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	(499)
Net cash used in investing activities	0	(499)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	0	(997)
Payments on note payable – related party	(6,910)	0
Proceeds from sale of stock	200,000	0
Stock to be issued	(100,000)	0
Net cash provided by financing activities	93,090	(997)

NET CHANGE IN CASH	17,271	(2,703)
CASH AT BEGINNING OF PERIOD	28,062	4,815
CASH AT END OF PERIOD	$45,333	$2,112
Supplemental cash flow information:
Cash paid for interest	$3,128	$685
Non-cash investing activities:
Stock issued for purchase of subsidiary	$0	$1,264,149
Licenses assumed in acquisition of subsidiary	$0	$150,000
Intangible asset	$0	$10,000
Assumption of accounts payable and note payable in acquisition of subsidiary	$0	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
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

The Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a stock based transaction on September 24, 2009 (the “EOS Agreement”). The Company issued 31,603,734 shares of restricted common stock of the Company in consideration for this transaction.  EOS owns certain exclusive, territorial, license agreements to a proprietary technology that is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials.    EOS has engaged a fabricator to build a prototype machine (the “Prototype”) designed to be used in conjunction with the solvent.  EOS is indebted to the fabricator for its development of the Prototype.  EOS is now a wholly owned subsidiary of Freestone and all intercompany accounts have been eliminated in consolidation.    As discussed in Note 6, the Company has filed a lawsuit seeking to rescind the EOS Agreement.  This is also disclosed in the Company’s fiscal year 2010 Form 10-K, Note 16.

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2010 Form 10-K.

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are consolidated.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the three months ended September 30, 2010 and 2009 have been made.

The Company consolidates its subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810, “Business Combinations”, (formally SFAS 141R) and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at September 30, 2010 and June 30, 2010.

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

Stock Based Compensation

The Company does not have any stock option or employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2010 and June 30, 2010  are as follows:
	September 30, 2010	June 30, 2010
Computers & office furniture	$8,967	$8,967
Oil and gas research and development equipment	26,000	26,000
Total fixed assets	34,967	34,967
Less: Accumulated depreciation	(4,157)	(3,786)
Total fixed assets, net of accumulated depreciation	$30,810	$31,181

Depreciation and depletion expense was $371 for the quarter ended September 30, 2010 and $619 for the quarter ended September 30, 2009.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On May 26, 2009 the Company received a loan from Mike Doran (“Doran”), the Company’s ex-CEO, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable.  At September 30, 2010 and June 30, 2010 the balance owed was $11,411 and $12,314 respectively.   The last payment on this note was due on September 30, 2010.  It was not paid and the note is technically in default.    The Company is in the process of renegotiating terms related to the repayment of the remaining balance and does not believe there will be any penalties incurred.

On July 9, 2009 the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At September 30, 2010 and June 30, 2010 the balance owed was $16,000 and $20,000, respectively.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the three months ended September 30, 2010 the Company had a net loss of $107,256, increasing the deferred tax asset approximately $36,450 at the statutory tax rate of 34%.  Deferred tax assets at September 30, 2010 and June 30, 2010 consisted of the following:

 Deferred tax asset related to:

	September 30,	June 30,
	2010	2010
Prior Year	$1,282,960	$522,009
Tax Benefit for Current Period	36,450	760,951
Net Operating Loss Carryforward	$1,319,410	$1,282,960
Less: Valuation Allowance	(1,319,410)	(1,282,960)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2030.  The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at  September 30, 2010 and June 30, 2010.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At September 30, 2010, the liability for ARO was $41,123, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2010, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

NOTE 6 –LEGAL

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

This lawsuit is also discussed in the Company’s fiscal year 2010 Form 10-K filed with the Securities and Exchange Commission.  In Note 16, the Company discloses a proforma balance sheet and income statement as though EOS had not been acquired on September 24, 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $4,169 and $8,095 for the three months ended September 30, 2010 and 2009 respectively.

NOTE 8 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2010 and June 30, 2010, there were 72,618,994 and 71,718,994, respectively, common shares outstanding.

During the three months ended September 30, 2010, the Company issued 900,000 shares at prices between $.20 and $.25 per share, for a total of $200,000.These shares are restricted pursuant to SEC Rule 144.

During the fiscal year ended June 30, 2010, the Company issued 5,000,000 shares for $.10 a share.  These shares are restricted pursuant to SEC Rule 144.  As discussed in Note 1, the Company issued 31,603,734 shares of restricted common stock for 100% of the issued and outstanding stock of EOS.  On July 9, 2010, the Company filed a lawsuit seeking to rescind the stock purchase agreement and cancel the shares that were issued.  See Note 6 for additional information.

The Company owed 250,000 shares at September 30, 2010 and 150,000 shares at June 30, 2010 to be issued to shareholders at who had purchased the shares for cash, but the shares had not been issued as of the respective date.

The Company has not paid a dividend to its shareholders and does not have any stock option plans or warrants.

NOTE 9 – FREESTONE TECHNOLOGIES, LLC

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

NOTE 10 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of September 30, 2010.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 11 – FAIR VALUE MEASUREMENTS

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

ASC Topic 820, “Fair Value Measurements and Disclosures” (formally SFAS No. 157), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of September 30, 2010:

Liabilities at Fair Value as of September 30, 2010

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$0	$0	$41,123	$41,123

NOTE 12 – RECENT ACCOUNTING PRONUNCEMENTS

Recently Adopted Accounting Guidance

On January 1, 2010, the Company adopted Accounting Standard Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company does not have a program to transfer financial assets; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.   The Company does not have variable interest entities; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques.   The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

Accounting Guidance Issued But Not Adopted as of September 30, 2010

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company.   The Company is currently evaluating the impact of adopting the guidance.

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 13 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 12, 2010, which is the date the financial statements were issued.

On October 25, 2010, the Company sold their portion of the “Edens Lease” for $30,000.   The Edens Lease was included in “Other Assets” as of September 30, 2010.

Subsequent to September 30, 2010, the Company sold 1,150,000 shares of stock,  that is restricted pursuant to SEC Rule 144, for $65,000.

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

General

On August 22, 2007, the Company changed its name to Freestone Resources, Inc. in anticipation of going into the oil and gas technology development business.  Since that time Freestone began developing and acquiring rights to chemical solvents that can increase the production in oil and gas wells, decrease the viscosity of heavy oil, and extract hydrocarbons from various forms of matter.  The Company is currently developing its economically and environmentally viable oil sand oil extraction and oil remediation technology.

Acquisition of Earth Oil Services, Inc.:

The Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a non-cash transaction on September 24, 2009. The Company issued 31,603,734 shares of restricted common stock of the Company in consideration for this transaction.  EOS owns certain exclusive, territorial, license agreements to a proprietary technology that is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials.  This technology is marketed under the name EncapSol (“EncapSol”).  EOS has engaged a fabricator to build a prototype machine (the “Prototype”) designed to be used in conjunction with EncapSol.  EOS is indebted to the fabricator for its development of the Prototype.  EOS is now a wholly owned subsidiary of Freestone.   As discussed below, the Company has filed a lawsuit to rescind the EOS Agreement.

 Assets of EOS

EOS holds certain assets that include exclusive territorial license agreements for the use of EncapSol, and 50% ownership of Bleeding Rock, LLC, a Utah corporation (“Bleeding Rock”). Bleeding Rock owns 20,600,000 shares of Green River Resources, Corp., an Alberta Canada corporation. The last Green River Resources, Inc. (“Green River”) stock transaction was for stock options to employees of Green River (“Green River Options”). The aforesaid Green River Options were optioned for $0.35 per share. Thus, the total ownership of Green River Shares owned by Bleeding Rock is valuated at $ 7,210,000. EOS owns 50% (valued at $3,605,000) of Bleeding Rock, and is entitled to 47% of the profits from EOS’ 50% ownership of Bleeding Rock. The recorded value on EOS’s audited balance sheet of the investment was $250,010, however, the entire amount has been deemed impaired with the pending litigation and was written off as of June 30, 2010.

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

Litigation involving Previous Owners of EOS

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

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Revenue - Our revenue for the three months September 30, 2010 was $9,173, compared to $21,492 for the same period in 2009. Revenue decreased in the second quarter due to reduced oil and gas sales from production generated by the wells during research activities.

Lease Operating Expense - Lease operating expense for the three months ended September 30, 2010 was $10,024 compared to $2,693 for the same period in 2009.  Lease operating expense increased in the three months ended September 30, 2010 due to test wells that were acquired in Seguin, TX.

Operating Expense - Total operating expenses for the three months ended September 30, 2010 were $371 of depreciation and depletion expense and $105,459 of general and administrative expenses respectively, compared to $619 depreciation and depletion expense, $1,800 of impairment expense and $26,308 of general and administrative expenses for the same period in 2009.  The increased costs in the three months ended September 30, 2010 were related to legal fees $25,000 (the lawsuit against EOS (Note 6) that was filed in July, 2010), contract and other fees $21,000, and audit and accounting fees of $15,000.

Net Income (Loss) - Net loss for the three months ended September 30, 2010 was $(107,256) compared to net loss of $(15,172) for the same period in 2009.  The increase in loss in the three month period ended September 30, 2010 is mainly related to the increased administrative expenses mentioned above.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the three months ended September 30, 2010, our cash and cash equivalent increased to $45,333 from $28,062 at June 30, 2010 due to additional stock sales.

Net cash flows of the Company was $17,271 for the three months ended September 30, 2010 compared to cash used of $2,703 for the same period in 2009.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders.

Employees

As of September 30, 2010, Freestone had two employees.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern explanatory paragraph in their report included in our annual report on Form 10-K for the year ended June 30, 2010, which raises substantial doubt about our ability to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are effective.

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive and Chief Financial Officer as of September 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Items No. 1, 3, 4, 5 - Not Applicable.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  During the three months ended September 30, 2010 the Company filed one Form 8-K.
July 9, 2010: Other Events: Freestone Litigation against Lawrence Shultz, David Feuerborn, Thomas Jennings, and Environmental Services and Support, Inc.

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

Date: November 12, 2010