Form 10-Q
period 2010-12-31
FREESTONE RESOURCES, INC.
filed 2011-02-14
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer ☐	Accelerated Filer ☐
Non-Accredited Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 14, 2010 there were 73,868,994 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. Consolidated Balance Sheets As of December 31, 2010 and June 30, 2010

	(Unaudited)	(Audited)
	Decemer 31, 2010	June 30, 2010
Assets

Current Assets:
Cash	$28,570	$28,062
Accounts receivable	8,199	22,029
Total current assets	36,769	50,091

Fixed assets, net of accumulated depreciation of $4,527 and $3,786	89,025	31,181

Other assets	3,087	15,511
	3,087	15,511

Total Assets	$128,881	$96,783

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$266,618	$250,769
Accounts payable-related party	150,010	150,010
Accrued expenses	14,438	12,559
Notes payable-related parties	24,558	34,321
Stock to be issued	65,000	150,000
Total Current Liabilities	520,624	597,659

Long-term Liabilities:
Asset retirement obligations	41,123	41,123
Total Liabilities	561,747	638,782

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 72,618,994 and 71,718,994 shares issued
and outstanding, respectively	72,719	71,719
Additional paid in capital	16,557,374	16,299,789
Accumulated deficit	(17,062,959)	(16,913,507)
Stockholders' Equity (Deficit)	(432,866)	(541,999)
Total Liabilities and Stockholders’ Equity	$128,881	$96,783

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations For the Three and Six Months Ended December 31, 2010 and 2009 (unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009

Revenue:
Oil and gas revenues resulting from research activities	$9,235	$5,703	$18,408	$27,195
Total revenue resulting from research activities	9,235	5,703	18,408	27,195

Operating expenses:
Lease operating costs	8,127	2,528	18,151	5,221
Depreciation	370	620	741	1,239
Impairment expense	0	0	0	1,800
General and administrative	60,442	125,927	165,901	152,235
Total operating expenses	68,939	129,075	184,793	160,495

Operating loss	(59,704)	(123,372)	(166,385)	(133,300)

Other income (expense):
Interest income (expense)	232	(2,443)	(343)	(3,128)
Gain on sale of investment asset	17,276	0	17,276	0
Gain on settlement of debt	0	6,200	0	6,200
Other income (expense)	0	4,559	0	0
Total other income (expense)	17,508	8,316	16,933	3,072

Net loss	$(42,196)	$(115,056)	$(149,452)	$(130,228)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	72,618,994	66,718,994	72,442,907	52,119,443

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statement of Stockholders’ Equity For the Year Ended June 30, 2010 And the Six Months Ended December 31, 2010 (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2009	35,115,260	$35,115	$14,572,244	$(14,675,416)	$(68,057)

Common stock issued for acquisition of EOS	31,603,734	31,604	1,232,545	0	1,264,149

Common stock issued for cash	5,000,000	5,000	495,000	0	500,000

Net loss				(2,238,091)	(2,238,091)

Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	900,000	900	199,100	0	200,000

Common stock issued for demonstration equipment	100,000	100	58,485	0	58,585

Net loss				(149,452)	(149,452)
Balance, December 31, 2010	72,718,994	$72,719	$16,557,374	$(17,062,959)	$(432,866)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows For the Six Months Ended December 31, 2010 and 2009 (Unaudited)

	Six months ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,452)	$(130,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	741	1,239
Shares issued for demonstration equipment	58,585	0
Gain on sale of investment asset	(17,276)	0
Changes in operating assets and liabilities:
Change in account receivable	13,830	0
Change in other assets	(300)	(41,244)
Change in accounts payable and accrued expenses	17,728	(8,710)
Change in accounts payable – related party	0	(3,713)
Change in line-of-credit	0	(3,092)
Net cash provided used in operating activities	(76,144)	(185,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment asset	30,000	0
Purchase of fixed assets	(58,585)	(6,996)
Net cash used in investing activities	(28,585)	(6,996)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	0	(1,994)
Proceeds from Note Payable	0	32,971
Payments on note payable – related party	(9,763)	0
Proceeds from sale of stock	200,000	160,000
Stock to be issued	(85,000)	0
Net cash provided by financing activities	105,237	190,977

NET CHANGE IN CASH	508	(1,767)
CASH AT BEGINNING OF PERIOD	28,062	4,815
CASH AT END OF PERIOD	$28,570	$3,048
Supplemental cash flow information:
Cash paid for interest	$343	$0
Non-cash investing activities:
Stock issued for purchase of subsidiary	$0	$1,264,149
Licenses assumed in acquisition of subsidiary	$0	$150,000
Intangible asset	$0	$10,000
Assumption of accounts payable and note payable in acquisition of subsidiary	$0	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the six months ended December 31, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2010 Form 10-K.

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

 Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are consolidated.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the six months ended December 31, 2010 and 2009 have been made.

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

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“FASC” or “Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended March 31, 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at December 31, 2010 and June 30, 2010.

Oil and Gas Properties:

Freestone is actively purchasing marginal oil and gas properties and leasing properties that will be used in the further research and development of its various solvent additives that are specially designed to increase oil and natural gas production.  This research focuses on the types of formations that will benefit the most from the use of the solvents, as well as the various applications from production and storage to end cycle refinement.

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

Stock Based Compensation

The Company does not have any stock option or employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2010 and June 30, 2010 are as follows:
	December 31, 2010	June 30, 2010
Computers & office furniture	$8,967	$8,967
Oil and gas research and development equipment	26,000	26,000
Demonstration equipment	58,585	0
Total fixed assets	93,552	34,967
Less: Accumulated depreciation	(4,527)	(3,786)
Total fixed assets, net of accumulated depreciation	$89,025	$31,181

Depreciation and depletion expense was $370 and $620 for the three months ended December 31, 2010 and 2009, respectively, and $741 and $1,239 for the six months ended December 31, 2010 and 2009, respectively.

The Company issued 100,000 shares for demonstration equipment valued at $58,585 during the fourth quarter of 2010.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On May 26, 2009 the Company received a loan from Mike Doran (“Doran”), the Company’s ex-CEO, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable.  At December 31, 2010 and June 30, 2010 the balance owed was $9,558 and $12,314 respectively.   The last payment on this note was due on December 31, 2010.  It was not paid and the note is technically in default.    The Company is still in the process of renegotiating terms related to the repayment of the remaining balance and does not believe there will be any penalties incurred.

On July 9, 2009 the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At December 31, 2010 and June 30, 2010 the balance owed was $15,000 and $20,000, respectively.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the six months ended December 31, 2010 the Company had a net loss of $139,442, increasing the deferred tax asset approximately $47,410 at the statutory tax rate of 34%.  Deferred tax assets at December 31, 2010 and June 30, 2010 consisted of the following:

 Deferred tax asset related to:

	December 31,	June 30,
	2010	2010
Prior Year	$1,282,960	$522,009
Tax Benefit for Current Period	47,410	760,951
Net Operating Loss Carryforward	$1,330,370	$1,282,960
Less: Valuation Allowance	(1,330,370)	(1,282,960)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2030.  The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2010 and June 30, 2010.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At December 31, 2010, the liability for ARO was $41,123, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2010, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

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

On December 20, 2010 the Company filed its First Amended Complaint against the Defendants which included, but was not limited to, the fraudulent transfer of 5,875,000 shares of the Company’s stock by Defendant Lawrence Shultz to seventeen (17) transferees who are not “Protected Purchasers” (sometimes also referred to in other jurisdictions as “Bona Fide Purchasers”) as defined under Section 104.8303 of the Nevada Revised Statutes.  These transfers are direct violations of Sections 16(a) and 23(a) of the Securities and Exchange Act of 1934, Sections 30(h) and 38 of the Investment Company Act of 1940, SEC Rule 10b-1, and SEC Rule 10b-5.

This lawsuit is also discussed in the Company’s fiscal year 2010 Form 10-K filed with the Securities and Exchange Commission.  In Note 16, the Company discloses a proforma balance sheet and income statement as though EOS had not been acquired on September 24, 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $2,085 and $6,254 for the three months ended December 31, 2010 and 2009 respectively, and $6,254 and $14,350 for the six months ended December 31, 2010 and 2009 respectively

NOTE 8 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2010 and June 30, 2010, there were 72,618,994 and 71,718,994, respectively, common shares outstanding.

During October 2010 the Company sold a total of 1,150,000 shares of stock, that is restricted pursuant to SEC Rule 144, for $65,000.

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

The Company owed 65,000 shares at December 31, 2010 and 150,000 shares at June 30, 2010 to be issued to shareholders at who had purchased the shares for cash, but the shares had not been issued as of the respective date.

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

NOTE 10 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of December 31, 2010.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of December 31, 2010:

Liabilities at Fair Value as of December 31, 2010

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

Accounting Guidance Issued But Not Adopted as of December 31, 2010

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

NOTE 13 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through February 14, 2011, which is the date the financial statements were issued.  No reportable subsequent events were noted.

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

 Assets of EOS

EOS holds certain assets that include exclusive territorial license agreements for the use of EncapSol, and 50% ownership of Bleeding Rock, LLC, a Utah corporation (“Bleeding Rock”). Bleeding Rock owns 20,600,000 shares of Green River Resources, Corp., an Alberta Canada corporation. The last Green River Resources, Inc. (“Green River”) stock transaction was for stock options to employees of Green River (“Green River Options”). The aforesaid Green River Options were optioned for $0.35 per share. Thus, the total ownership of Green River Shares owned by Bleeding Rock is valued at $7,210,000. EOS owns 50% (valued at $3,605,000) of Bleeding Rock, and is entitled to 47% of the profits from EOS’ 50% ownership of Bleeding Rock. The recorded value on EOS’s audited balance sheet of the investment was $250,010, however, the entire amount has been deemed impaired with the pending litigation and was written off as of June 30, 2010.

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

On December 20, 2010 the Company filed its First Amended Complaint against the Defendants to include, but was not limited to, the fraudulent transfer of 5,875,000 shares of the Company’s stock by Defendant Lawrence Shultz to seventeen (17) transferees who are not “Protected Purchasers” (sometimes also referred to in other jurisdictions as “Bona Fide Purchasers”) as defined under Section 104.8303 of the Nevada Revised Statutes.  These transfers are direct violations of Sections 16(a) and 23(a) of the Securities and Exchange Act of 1934, Sections 30(h) and 38 of the Investment Company Act of 1940, SEC Rule 10b-1, and SEC Rule 10b-5.

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

Results of Operations

Three and Six Months Ended December 31, 2010 compared to Three and Six Months Ended December 31, 2009

Revenue - Our revenue for the three months December 31, 2010 was $9,235, compared to $5,703 for the same period in 2009. Revenue increased in the second quarter due to increased oil and gas sales from production generated by the wells during research activities.  Our revenue for the six months December 31, 2010 was $18,408, compared to $27,195 for the same period in 2009.  This decrease is due to reduced oil and gas sales.

Lease Operating Expense - Lease operating expense for the three months ended December 31, 2010 was $8,127 compared to $2,528 for the same period in 2009.  Lease operating expense increased in the three months ended December 31, 2010 due to test wells that were acquired in Seguin, TX.  Lease operating expenses for the six months ended December 31, 2010 was $18,151 compared to $5,221 for that same period in 2009.

Operating Expense - Total operating expenses for the three months ended December 31, 2010 were $370 of depreciation and depletion expense and $60,442 of general and administrative expenses respectively, compared to $620 depreciation and depletion expense, and $125,927 of general and administrative expenses for the same period in 2009.  Total operating expenses for the six months ended December 31, 2010 were $741 of depreciation and depletion expense and $165,901 of general and administrative expenses respectively, compared to $1,239 depreciation and depletion expense, $1,800 of impairment expense and $152,235 of general and administrative expenses for the same period in 2009  The decreased costs in the three months ended December 31, 2010 were related to the EOS development write-off of $70,000 in 2009 and higher audit fees in 2009 of $14,000 related to the EOS transaction  These savings were partially off-set by increased Payroll of $9,000 and legal fees of about $5,000.  The increased costs for the six months ended December 31, 2010 were related legal fees $25,000 (the lawsuit against EOS (Note 6) that was filed in July, 2010), contract and other fees $21,000, payroll of $15,000 and audit and accounting fees of $15,000 and other expenses of about $8,000; this was mostly off-set by the $70,000 engineering write-off in FY 2010.

Net Income (Loss) - Net loss for the three months ended December 31, 2010 was $(42,196) compared to net loss of $(115,056) for the same period in 2009.  Net loss for the six months ended December 31, 2010 was $149,452 compared to net loss of $130,228 for the same period in 2009.  The decrease in loss in the three month period ended December 31, 2010 is mainly related to the changes mentioned above.  The increase in loss in the six month period ended December 31, 2010 is due to the increased administrative costs mentioned above.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the six months ended December 31, 2010, our cash and cash equivalent increased marginally to $28,570 from $28,062 at June 30, 2010 due to additional stock sales, which have helped us continue operations.

Net cash flows of the Company was $508 for the six months ended December 31, 2010 compared to cash used of $1,767 for the same period in 2009.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders.

Employees

As of December 31, 2010, Freestone had two employees.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are effective.

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a)    None.

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

Date: February 14, 2011