Form 10-Q
period 2011-03-31
FREESTONE RESOURCES, INC.
filed 2011-05-12
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 11, 2011 there were 80,368,994 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	2

Item 2	Management’s Discussion and Analysis or Plan of Operation	14

Item 3	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4T	Controls and Procedures	19

	PART II FINANCIAL STATEMENTS
Item 6	Exhibits and Reports on Form 8-K	18

i

Freestone Resources, Inc. Consolidated Balance Sheets As of March 31, 2011 and June 30, 2010

Assets

	(Unaudited)	(Audited)
	March 31, 2011	June 30, 2010

Current Assets:
Cash	$15,378	$28,062
Accounts receivable	0	22,029
Total current assets	15,378	50,091

Fixed assets, net of accumulated depreciation of $4,897 and $3,786	88,655	31,181

Other assets	3,087	15,511
	3,087	15,511

Total Assets	$107,120	$96,783

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$268,051	$250,769
Accounts payable-related party	150,010	150,010
Accrued expenses	11,046	12,559
Notes payable-related parties	24,642	34,321
Stock to be issued	0	150,000
Total Current Liabilities	453,749	597,659

Long-term Liabilities:
Asset retirement obligations	41,123	41,123
Total Liabilities	494,872	638,782

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 74,418,994 and 71,718,994 shares issued
and outstanding, respectively	74,419	71,719
Additional paid in capital	16,675,174	16,299,789
Accumulated deficit	(17,137,345)	(16,913,507)
Stockholders' Equity (Deficit)	(387,752)	(541,999)
Total Liabilities and Stockholders’ Equity	$107,120	$96,783

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations For the Three and Nine Months Ended March 31, 2011 and 2010 (unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010

Revenue:
Oil and gas revenues resulting from research activities	$2,327	$25,539	$20,735	$52,734
Total revenue resulting from research activities	2,327	25,539	20,735	52,734

Operating expenses:
Lease operating costs	10,182	15,146	28,333	20,367
Depreciation	370	620	1,111	1,859
Impairment expense	0	0	0	7,649
General and administrative	66,077	163,766	231,978	310,152
Total operating expenses	76,629	179,532	261,422	340,027

Operating loss	(74,302)	(153,993)	(240,687)	(287,293)

Other income (expense):
Interest income (expense)	(84)	1,312	(427)	(1,816)
Gain on sale of investment asset	0	0	17,276	0
Gain on settlement of debt	0	0	0	6,200
Other income (expense)	0	0	0	0
Total other income (expense)	(84)	1,312	16,849	4,384

Net loss	$(74,386)	$(152,681)	$(223,838)	$(282,909)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	73,153,438	68,298,994	72,380,673	57,433,894

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statement of Stockholders’ Equity For the Year Ended June 30, 2010 And the Nine Months Ended March 31, 2011 (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2009	35,115,260	$35,115	$14,572,244	$(14,675,416)	$(68,057)

Common stock issued for acquisition of EOS	31,603,734	31,604	1,232,545	0	1,264,149

Common stock issued for cash	5,000,000	5,000	495,000	0	500,000

Net loss				(2,238,091)	(2,238,091)

Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	2,600,000	2,600	316,900	0	319,500

Common stock issued for demonstration equipment	100,000	100	58,485	0	58,585

Net loss				(223,838)	(223,838)
Balance, March 31, 2011	74,418,994	$74,419	$16,675,174	$(17,137,345)	$(387,752)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2011 and 2010 (Unaudited)

	Nine months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,838)	$(282,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,111	1,859
Shares issued for demonstration equipment	58,585	0
Gain on sale of investment asset	(17,276)	0
Changes in operating assets and liabilities:
Change in accounts receivable	22,029	4,559
Change in other assets	(300)	(51,453)
Change in accounts payable	17,282	(14,004)
Change in accrued liabilities	(1,513)	6,654
Change in accounts payable – related party	0	(11,664)
Change in line-of-credit	0	(3,092)
Net cash provided used in operating activities	(143,920)	(350,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment asset	30,000	0
Intangible assets acquired with subsidiary	0	17,296
Purchase of fixed assets	(58,585)	(1,150)
Net cash from (used) in investing activities	(28,585)	16,146

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	0	24,734
Proceeds from note payable	0	0
Payments on note payable – related party	(9,679)	0
Proceeds from sale of stock	319,500	170,000
Stock to be issued	(150,000)	185,000
Net cash provided by financing activities	159,821	379,734

NET CHANGE IN CASH	(12,684)	45,830
CASH AT BEGINNING OF PERIOD	28,062	4,815
CASH AT END OF PERIOD	$15,378	$50,645
Supplemental cash flow information:
Cash paid for interest	$242	$3,128
Non-cash investing activities:
Stock issued for purchase of subsidiary	$0	$1,264,149
Licenses assumed in acquisition of subsidiary	$0	$150,000
Intangible asset	$0	$10,000
Assumption of accounts payable and note payable in acquisition of subsidiary	$0	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended March 31, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2010 Form 10-K.

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

 Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are consolidated.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the nine months ended March 31, 2011 and 2010 have been made.

The Company consolidates its subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810, “which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15.  Revenue will be recognized only when all of the following criteria have been met:

1. Persuasive evidence of an arrangement exists;
2. Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
3. The price is fixed and determinable; and
4. Collectability is reasonably assured.

Revenue is recorded net any of sales taxes.

Income Taxes:

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

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

Fair Value Measurements:

 ASC Topic 820, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

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

Impairment of Long-Lived Assets:

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the discounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

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

Stock Based Compensation

The Company does not have any stock option or employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2011 and June 30, 2010 are as follows:
	March 31, 2011	June 30, 2010
Computers & office furniture	$8,967	$8,967
Oil and gas research and development equipment	26,000	26,000
Demonstration equipment	58,585	0
Total fixed assets	93,552	34,967
Less: Accumulated depreciation	(4,897)	(3,786)
Total fixed assets, net of accumulated depreciation	$88,655	$31,181

Depreciation expense for the quarter was $1,111 and $1,859 for the three months ended March 31, 2011 and 2010, respectively.

The Company issued 100,000 shares for demonstration equipment valued at $58,585 during the fiscal second quarter of 2011.

As discussed in Note 12, the Company’s oil and gas properties used for research and development were written down to salvage value during the year ended June 30, 2009.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On May 26, 2009 the Company received a loan from Mike Doran (“Doran”), the Company’s ex-CEO, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable.  At March 31, 2011 and June 30, 2010 the balance owed was $9,642 and $12,314 respectively.   The last payment on this note was due on March 31, 2010.  It was not paid and the note is technically in default.    The Company is still in the process of renegotiating terms related to the repayment of the remaining balance and does not believe there will be any penalties incurred.

On July 9, 2009 the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At March 31, 2011 and June 30, 2010 the balance owed was $15,000 and $20,000, respectively.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the nine months ended March 31, 2011 the Company had a net loss of $223,838, increasing the deferred tax asset approximately $76,105 at the statutory tax rate of 34%.  Deferred tax assets at March 31, 2011 and June 30, 2010 consisted of the following:

 Deferred tax asset related to:

	March 31,	June 30,
	2011	2010
Prior Year	$1,282,960	$522,009
Tax Benefit for Current Period	76,105	760,951
Net Operating Loss Carryforward	$1,359,065	$1,282,960
Less: Valuation Allowance	(1,359,065)	(1,282,960)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2030.  The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2011 and June 30, 2010.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At March 31, 2011, the liability for ARO was $41,123, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2011 and 2010, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in June 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $6,085 and $6,254 for the three months ended March 31, 2011 and 2010 respectively, and 12,338 and $20,604 for the nine months ended March 31, 2011 and 2010 respectively

NOTE 8 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2011 and June 30, 2010, there were 74,418,994 and 71,718,994, respectively, common shares outstanding.

During the nine months ended March 31, 2011 the Company issued a total 2,600,000 shares of stock that is restricted pursuant to SEC Rule 144 for $319,500.

The Company issued 100,000 shares for demonstration equipment valued at $58,585 during the fiscal second quarter of 2011.

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

NOTE 9 – FREESTONE TECHNOLOGIES, LLC

On October 24, 2008 Freestone established Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.  These wells were purchased as additional test wells for Petrozene, and will also be used to evaluate other petro-chemicals.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone.

NOTE 10 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of March 31, 2011.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through May 10, 2011, which is the date of the report.

On April 21, 2011 Freestone issued shares of the Company’s common stock to certain directors, consultants, and staff as consideration for services rendered to the Company.  Clayton Carter, the Company’s Director, received 1,000,000 shares of the Company’s common stock, Don Edwards, the Company’s Director, received 1,000,000 shares of the Company’s common stock, and James Carroll, the Company’s Director, received 500,000 shares of the Company’s common stock.  The Company also issued 2,800,000 shares of the Company’s common stock to consultants and staff as consideration for services rendered to the Company.  In connection with each of these transactions, the persons acquiring the shares agreed to hold the shares for investment and not further distribution. In each case, the certificates representing the shares carry a legend that the shares may not be transferred without compliance with the registration requirements of the Securities Act of 1933 or in reliance upon an exemption therefrom. For each of these transactions, the Company relied upon Section 4(2) of the Securities Act of 1933 as an exemption from the registration requirements of the Act.

NOTE 12 – IMPAIRMENT OF OIL AND GAS PROPERTIES

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

 NOTE 13 – ACQUISITION OF EARTH OIL SERVICES & IMPAIRMENT OF GOODWILL

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

The transaction generated goodwill of $1,254,149.  This amount was capitalized and is segregated on the balance sheet.   As discussed in Note 6, the Company has filed a lawsuit seeking to rescind the Stock Purchase Agreement entered into by and between the Company and the shareholders of EOS.  The Company has determined that as of June 30, 2010, the assets and goodwill related to this transaction have been permanently impaired, and have recorded an impairment loss of $1,664,159 for the year ended June 30, 2010.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of March 31, 2011:

Liabilities at Fair Value as of March 31, 2011

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

General

On August 22, 2007, the Company changed its name to Freestone Resources, Inc. in anticipation of going into the oil and gas technology development business.  Since that time Freestone began developing and acquiring rights to chemical solvents that can increase the production in oil and gas wells, decrease the viscosity of heavy oil, and extract hydrocarbons from various forms of matter.  The Company is currently developing its economically and environmentally viable oil, sand oil extraction, and oil remediation technology.

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

Basis of Presentation

The Company consolidates its subsidiaries in accordance with ASC 810, which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

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

Results of Operations

Three and Nine Months Ended March 31, 2011 compared to Three and Nine Months Ended March 31, 2010

Revenue -  Our revenue for the three months March 31, 2011 was $2,327, compared to $25,539 for the same period in 2010. This decrease is due to decreased oil and gas sales from production generated by the wells during research activities.  Our revenue for the nine months March 31, 2011 was $20,735, compared to $52,734 for the same period in 2010.  This decrease is due to reduced oil and gas sales from production generated by the wells during research activities.

Lease Operating Expense - Lease operating expense for the three months ended March 31, 2011 was $10,182 compared to $15,146 for the same period in 2010.  Lease operating expense increased in the three months ended March 31, 2011 due to test wells that were acquired in Seguin, TX.  Lease operating expenses for the nine months ended March 31, 2011 was $28,333 compared to $20,367 for that same period in 2010.

Operating Expense - Total operating expenses for the three months ended March 31, 2011 were $370 of depreciation and depletion expense and $66,077 of general and administrative expenses respectively, compared to $620 depreciation and depletion expense, and $163,766 of general and administrative expenses for the same period in 2010.  Total operating expenses for the nine months ended March 31, 2011 were $1,111 of depreciation and depletion expense and $231,978 of general and administrative expenses respectively, compared to $1,859 depreciation and depletion expense, $7,649 of impairment expense and $310,152 of general and administrative expenses for the same period in 2010.  The decreased costs in the three months ended March 31, 2011 were related to the EOS development write-off of $70,000 in 2010 and higher audit fees in 2010 of $14,000 related to the EOS transaction  These savings were partially off-set by increased Payroll of $9,000 and legal fees of about $5,000.  The increased costs for the nine months ended March 31, 2011 were related legal fees $25,000 (the lawsuit against EOS (Note 6) that was filed in July, 2010), contract and other fees $21,000, payroll of $15,000 and audit and accounting fees of $15,000 and other expenses of about $8,000; this was mostly off-set by the $70,000 engineering write-off in FY 2010.

Net Income/Loss - Net loss for the three months ended March 31, 2011 was $74,386 compared to net loss of $152,681 for the same period in 2010.  Net loss for the nine months ended March 31, 2011 was $223,838 compared to net loss of $282,909 for the same period in 2010.  The decrease in loss in the three month period ended March 31, 2011 is mainly related to the changes mentioned above.  The increase in loss in the nine month period ended March 31, 2011 is due to the increased administrative costs mentioned above.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

During the nine months ended March 31, 2011, our cash and cash equivalent decreased to $15,378 from $28,062 at June 30, 2010 due to losses from operations,  however additional stock sales have helped us continue operations.

Net cash used by the Company was $12,684 for the nine months ended March 31, 2011 compared to cash provided of $45,830 for the same period in 2010.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders.

Employees

As of March 31, 2011, Freestone had two employees.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are effective.

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive and Chief Financial Officer as of March 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Item 6 - Exhibits and Reports on Form 8-K

The Company filed a Form 8-K on April 21, 2011 related to the issuance of 5,300,000 unregistered, restricted shares to officers, consultants and staff of the Company.

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

Date: May 12, 2011