Form 10-K
period 2011-06-30
FREESTONE RESOURCES, INC.
filed 2011-09-28
CIK 1089319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

For the Transition Period from ________ to ________

FREESTONE RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	000-28753	33-0880427
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Republic Center, Suite 1350 325 N. St. Paul St. Dallas, TX	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  214-880-4870

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par value $0.001

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes☐ No ☑

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 26, 2011: $12,680,157

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of September 26, 2011, the Registrant had 52,612,760 shares of common stock outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Background

Freestone Resources, Inc. (the “Company” or “Freestone”) is an oil and gas technology development company that is actively developing and marketing technologies and solvents designed to benefit various sectors in the oil and gas industry. The Company’s flagship technology, the Oil Recovery Unit (“ORU”), was developed for the extraction of hydrocarbons of value from ground soils, oil sands, vessels and other hydrocarbon-containing materials.  The ORU’s primary use is for the cleanup of hydrocarbon contamination, and the extraction of hydrocarbons of value from oil sands and oil shale.

Freestone is also actively researching complimentary technologies that will be utilized with the ORU system in order to provide complete production and remediation solutions to oil and gas operators, drillers, and producers.  The technologies currently under evaluation include systems designed to recycle frac water and produced water.

Available Information

The Freestone website is www.freestoneresourcesinc.com.  The Company’s references to the URLs for these websites are intended to be inactive textual references only.  The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Technology Development Business

Freestone is actively developing relationships with oil and gas companies, as well as environmental service companies that can benefit from the ORU’s unique abilities to extract hydrocarbons of value from various mediums.  One such relationship includes the Company’s issuance of a License Agreement to Hydrex Technologies, LLC (“Hydrex”), a Texas limited liability company for the use and utilization of the Company’s ORU system in various territories.

Products and Services

Oil Recovery Units and Solvent Testing

Freestone has been engaged in extensive laboratory testing of solvents to perfect the ORU systems.  Most tests of the aforementioned solvents have included the extraction of oil from oil sands and oil shale, as well as the extraction of hydrocarbons from contaminated soils.  The ORU systems were licensed to Hydrex Technologies, LLC so that they can be built for commercial use.

Freestone’s current well assets and leases were purchased for the purpose of testing various solvents and technologies designed to increase oil and gas production. These leases contain wells that have paraffin and asphaltine problems, and the tests are allowing the company to perfect a treatment method that can be marketed to potential customers.

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

Enviro Serv stated that it owned certain proprietary technology that is purportedly a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials (the "Technology"). EOSI has an exclusive license to use the Enviro Serv proprietary technology.  In this connection, Enviro Serv has engaged a fabricator to build a prototype machine (the "Prototype") designed to be used in conjunction with the Technology. Enviro Serv is indebted to the fabricator for its development of the Prototype. As aforesaid, the Company has agreed to pay this indebtedness (the Contingency Amount) if certain conditions are met such as release of all liens on the Prototype and demonstrations that the Prototype effectively does what it is designed to do, i.e. recover the chemical solvent after use.

The Company filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, on July 9, 2010, Civil Action Number 3:10-cv-01349-O against Lawrence Shultz, Environmental Services and Support, Inc., David Feuerborn and Thomas Jennings for, but not limited to, the rescission of the Agreement.  See Item 3, “Legal Proceedings” for additional information.

On June 26, 2011 the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Enviro Serv, Shultz, David Feuerborn, an individual residing in Riverside County, California, and Thomas Jennings, an individual residing in Orange County, California (collectively the “Parties”).  The Settlement Agreement permanently and irrevocably effectuates a final and binding global settlement and release of the Parties regarding the pending lawsuit between the Parties in the Northern District of Texas, Cause No. 3:10-CV-01349-O.  Furthermore, the Settlement Agreement rescinds the Stock Purchase Agreement entered into by and between the Parties on September 24, 2009, and cancels 28,818,734 shares of Freestone’s common stock of the 31,603,734 shares of Freestone common stock that was originally issued to Enviro Serv and Shultz, and returns said cancelled stock to the Company’s treasury.

Research and Development

Freestone is actively evaluating other oil and gas treatment technologies, solvents, and water treatment systems that enhance the services and technologies offered by the Company.  The current technologies under evaluation focus on the waste streams created by the oil and gas industry.  These waste streams include: oil-based sludge, frac water, produced water, tailing ponds derived from oil sand production, etc.

Growth Strategy

Freestone is actively pursuing a strategy of growth through the development of joint ventures and license agreements with oil and gas, and environmental service companies that can utilize the ORU systems.  Freestone intends to research various methods in which to expand its marketing efforts to refineries, oil and gas storage companies, independent operators, and environmental service companies.

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

Environmental Matters

Freestone’s oil and gas operations and properties ORU operations are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

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

On June 26, 2011 the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Enviro Serv, Shultz, David Feuerborn, an individual residing in Riverside County, California, and Thomas Jennings, an individual residing in Orange County, California (collectively the “Parties”).  The Settlement Agreement permanently and irrevocably effectuates a final and binding global settlement and release of the Parties regarding the pending lawsuit between the Parties in the Northern District of Texas, Cause No. 3:10-CV-01349-O.  Furthermore, the Settlement Agreement rescinds the Stock Purchase Agreement entered into by and between the Parties on September 24, 2009, and cancels 28,818,734 shares of Freestone’s common stock of the 31,603,734 shares of Freestone common stock that was originally issued to Enviro Serv and Shultz, and returns said cancelled stock to the Company’s treasury.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.  The Company intends to hold an annual shareholder’s meeting in the third quarter of the fiscal year ending June 30, 2012.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently quoted on the OTC:BB under the symbol “FSNR.”

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2011 and 2010.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2011	High	Low
First Quarter	$0.51	$0.09
Second Quarter	$0.35	$0.10
Third Quarter	$0.35	$0.13
Fourth Quarter	$0.30	$0.12

Fiscal 2010	High	Low
First Quarter	$0.09	$0.03
Second Quarter	$0.39	$0.04
Third Quarter	$0.28	$0.16
Fourth Quarter	$0.89	$0.17

Shareholders

As of June 30, 2011, there were approximately 247 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

Freestone has not paid cash dividends on any class of common equity since formation and Freestone does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

In June 2011, the Company issued a warrant to purchase 500,000 shares of common stock to Hydrex Technologies, (“Hydrex”)  in conjunction with the issuance of a License Agreement to Hydrex.    The warrants were exercised on June 9, 2011 for $24,000, which, per the agreement, was 20% of the closing price on the last trading day prior to the exercise.     The Company has a similar warrant agreement with Hydrex, in which the warrant is only granted and exercisable upon the completion of commercial-scale Oil Recovery Units within a stated period of time.

Stock compensation

On April 21, 2011 the Company’s Board of Directors approved the following stock compensation awards to Officers and stock for services to consultants.  All stock awards are subject to Rule 144 restrictions are valued at the closing trading price on that day of $.18.  Clayton Carter, President and CEO, 1,000,000 shares or $180,000; Don Edwards, Chief Investment Officer and Vice President, 1,000,000 shares or $180,000; James Carroll, Chief Financial Officer, 500,000 shares or $90,000; Richard Harris, consultant, 600,000 shares or $108,000; Jimmy Carter, consultant, 750,000 shares or $135,000; Cade Carter, consultant, 500,000 shares or $90,000; S. George Alfonso, the Company’s attorney, 200,000 or $36,000; Mark Smith, consulting accountant, 100,000 shares or $18,000; Michael McGhan, consultant, 250,000 shares or $45,000; Richard Feldman, consultant, 250,000 shares or $45,000; and Jim Miller, consultant, 150,000 shares or $27,000.

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

Stock Based Compensation

Pursuant to Accounting Standards Codification (“ASC”) 505, the guidelines for recording stock issued for services require the fair value of the shares granted be based on the fair value of the services received or the publicly traded share price of the Company’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable.  This position has been further clarified by the issuance of ASC 820,.  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Accordingly, the Company elected the application of these guidelines.  Freestone has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

Research and Development

The Company currently has limited finances available for research and development.  As the Company’s financial position improves the Company plans to develop an appropriate research and development policy.

Results of Operations for the Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010

Revenues

Revenue for the years ended June 30 2011 and June 30, 2010 were $40,864 and $71,660, respectively. This was provided by sales of oil of $0 and $40,777 respectively, sales of gas of $40,864 and $30,883 respectively.

Operating Expense

Total operating expenses in the years ended June 30, 2011 and 2010 were $1,316,610 and $645,493, respectively. These included cost of sales which, for the years ended June 30, 2011 and June 30, 2010 were made up of lease operating costs of $26,728 and $28,656, respectively.  Stock based compensation included of consulting and contract services paid for by the issuance of common stock of $954,000 and $0 for the years ended June 30, 2011 and 2010, respectively, engineering expense was $0 and $175,000 for the years ended June 30, 2011 and 2010, respectively, depreciation and depletion of $11,246 and $1,871 year respectively, with the balance of general and administrative expenses of $324,636 and $432,317, respectively.  Impairment expenses related to equipment and oil and gas properties were $0 for the year ending June 30, 2011 and $7,649 for the year ended June 30, 2010.

The increase in general and administrative expenses of $832,151 is due to issuance of stock based compensation of $954,000; this leaves a net decrease of about $122,000.  This decrease is a result of reduced environmental consulting services of $96,000, reduced expenses by EOS of $70,000 and reduced audit/accounting expenses of $16,000.  The decreases were partially offset by increased legal expenses of $38,000 related to the EOS lawsuit, increased royalty expense due to higher natural gas production and increased payroll of $10,000.

Other income and expense for the years ended June 30, 2011 and 2010 consist of other income of $1,666,279 and expense of ($1,664,159), respectively, gain on sale of investment of $17,276 and $0, respectively, revision of our asset retirement obligation (“ARO”) liability of $16,206 and $0 and interest expense of $2,179 and $6,229, for the periods, respectively.  The increase in other income is due to the unwinding of the EOS transaction.  The income impact of unwinding EOS was $1,181,364 on the Freestone results and $480,010 on the EOS results for a total of $1,661,374.

Net (Loss) Income

Net income for the year ended June 30, 2011 was $421,391.  Net loss for year ended June 30, 2010 was $2,238,091.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

During the year ended June 30, 2011, cash increased by $64,953 to $93,015 at June 30, 2011. This increase is resulted from the financing activities, specifically the sale of stock, of about $445,000 and mostly off-set by use of cash in our operating activities.

Net cash provided by operating activities was $1,073,262 for the year ended June 30, 2011 compared to ($648,251) used by operating activities for the same period ending June 30, 2010.

Employees

As of June 30, 2011, our only employees are the officers of the Company.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.  At June 30, 2011, we had outstanding notes payable totaling $21,461 to a related party.  The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.  A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense and on our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc., together with the Report of Independent Registered Public Accounting Firm of The Hall Group CPAs covering our years ended June 30, 2011 and 2010, appear on pages 20 through 39 of this report.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2011 and 2010.

	Quarter Ended:
Fiscal year ended June 30, 2011	30-Sep-10	31-Dec-10	31-Mar-11	30-Jun-11
Revenues	$9,173	$9,235	$2,327	$20,129
Gross profit	9,173	9,235	2,237	20,129
Net income (loss)	(107,256)	(42,196)	(74,386)	661,595

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.01
Weighted average shares used in per share calculation, basic and diluted	72,266,820	72,618,994	73,153,438	78,255,506

	Quarter Ended:
Fiscal year ended June 30, 2010	30-Sep-09	31-Dec-09	31-Mar-10	30-Jun-10
Revenues	$21,492	$5,703	$25,539	$18,926
Gross profit	21,492	5,703	25,539	18,926
Net income (loss)	(15,172)	(115,056)	(153,993)	(1,953,870)

Net income (loss) per share, basic and diluted	$0.00	$0.00	$0.00	$(0.03)
Weighted average shares used in per share calculation, basic and diluted	37,519,892	66,718,994	68,298,994	71,498,994

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2011.   Based on its evaluation, our management concluded that, as of June 30, 2011, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons serve as directors and officers of Freestone Resources, Inc.:

Clayton Carter, Chief Executive Officer and President
James F. Carroll, Chief Financial Officer
Don Edwards, Chief Investment Officer

Clayton Carter, age 26, received his Bachelor of Arts in Integrated Marketing and Communications from Pepperdine University. With his extensive knowledge of the public markets and investment-based finance, Mr. Carter has raised the capital to develop multiple startups. Mr. Carter has served as President and Director of Freestone Resources since January 2009, and will continue his current duties at the Company as the Chief Executive Officer and Chairman of the Company. Mr. Carter strongly believes in Freestone's continuing mission to develop new technologies that allow for the utilization of various petroleum resources in an environmentally responsible and cost effective way.   Mr. Carter has served as the President of Freestone Resources since September of 2008.  Previous positions within the past five years include a position as a customer service representative at Wells Fargo bank.

Don Edwards, age 62, is a graduate from Texas Christian University with a BBA degree concentrating in Finance and Economics. Mr. Edwards started his business career with E. F. Hutton where he was a regional OTC Coordinator. He also ran a trading desk for OTC stocks. He later served as President, CFO, CEO and Director for four securities firms as well as a Director for two savings and loans. He has been responsible for managing many public and private companies. He has raised startup capital for dozens of both private and public companies. Mr. Edwards has vast knowledge in the investment field including fine art. He has bought and sold art works of such artists as Charles Russell and Monet. Don was a licensed Insurance agent for many years and assisted in managing the West Texas region for Mass Mutual Life Ins. Co. Don also has a background in the Oil and Gas Industry. His family has run a successful Drilling Co. in West Texas for over half a century. Mr. Edwards will maintain his position as Chief Investment Officer of the Company.  Mr. Edwards has served as the Chief Investment Officer for the Company for six months.  Prior to his employment at the Company, Mr. Edwards was self employed.

James F. Carroll, 55, has served as the Chief Financial Officer and Treasurer of Freestone since May 1, 1999. He has served as a director of Freestone since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by F. Schumacher & Co., a New York fabric company, as a manager of production, purchasing and inventory. Mr. Carroll received a B.B.A. degree in public accounting from Pace University of New York in 1985.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that as of the date of this report they were all current in their 16(a) reports, with the exception of the late filing of a Form 3 reports Environmental Services and Support, Inc., a California corporation, which will report the issuance 24,603,507 shares of common stock, respectfully, on September 24, 2009.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Investment Officer (CIO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Clayton Carter,	2011	34,700	0	180,000	0	0	0	0	214,700
CEO	2010	26,725	0	0	0	0	0	0	26,725
Don Edwards,	2011	23,000	0	180,000	0	0	0	0	203,000
CIO	2010	15,000	0	0	0	0	0	0	15,000
James Carroll, CFO	2011	0	0	90,000	0	0	0	0	90,000
	2010	0	0	0	0	0	0	0	0

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

ITEM 12.     SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of June 30, 2011, the following persons are known to Freestone to own 5% or more of Freestone's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned*	Percent of Class

Clayton Carter, President, CEO and Director	4,005,000	7.63%

James Carroll, Chief Financial Officer and Director	1,690,000	3.22%

Don Edwards, Chief Investment Officer and Director	2,900,000	5.52%

Richard Feldman	3,500,000	6.67%
Cade Carter (a)	3,123,180	5.95%

Directors and Officers as a Group

325 N. St. Paul St.
Suite 1350
Dallas, TX 75201

(a)  Mr. Cade Carter is the trustee of the 360 Trust which owns 2,623,180 shares

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the our annual financial statements and review of the financial statements included in our Form 10-K and Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2011 was $28,144, and $54,000 for fees relating to the year ended June 30, 2010.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.     EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accountant

Consolidated Balance Sheets as of June 30, 2011 and 2010

Consolidated Statements of Operations – For the Years Ended June 30, 2011 and 2010 and Since Reentering the Development Stage (July 1, 2010 through June 30, 2011)

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2011 and 2010 and Since Reentering the Development Stage (July 1, 2010 through June 30, 2011)

Consolidated Statements of Stockholders’ Equity (Deficit) – For the Years Ended June 30, 2011 and 2010

Notes to the Consolidated Financial Statements

(b)  Freestone filed the following Exhibits in the year ended June 30, 2011.

On July 9, 2010, Freestone filed an 8-K to report Civil Action Number 3:10-cv-01349-O. (incorporated by reference to the Form 8-K filed on July 13, 2010)

On April 21, 2011, Freestone filed an 8-K to report Unregistered Sales of Equity Securities. (incorporated by reference to the Form 8-K filed on April 28, 2011)

On June 14, 2011, Freestone filed an 8-K to report Entry into a Material Definitive Agreement. (incorporated by reference to the Form 8-K filed on June 14, 2011)

On June 26, 2011 Freestone filed a Form 8-K to report Entry into a Material Definitive Agreement. (incorporated by reference to the Form 8-K filed on June 30, 2011)

(c)  Exhibits

31	Certification

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freestone Resources, Inc.

Dated: September 28, 2011	By:	/s/ Clayton Carter
Clayton Carter, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Clayton Carter	President, Chief Executive Officer and Director	September 28, 2011
Clayton Carter

By: /s/ James Carroll	Chief Financial Officer, Director	September 28, 2011
James Carroll

By: /s/ Don Edwards	Chief Investment Officer, Director	September 28, 2011
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Freestone Resources, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Freestone Resources, Inc. (a Development Stage Company) as of June 30, 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended and since reentering the development stage (July 1, 2010 through June 30, 2011).   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Freestone Resources, Inc.’s internal control over financial reporting as of June 30, 2011 and 2010 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and since reentering the development stage (July 1, 2010 through June 30, 2011),  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Hall Group,CPAs
The Hall Group, CPAs
Dallas, Texas

September 28, 2011

FREESTONE RESOURCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
As of June 30, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash	$93,015	$28,062
Accounts receivable, net of allowance of $0 and $0	2,153	22,029
Total current assets	95,168	50,091

Oil and gas properties used for research and development	26,000	26,000
Equipment and other fixed assets, net of accumulated depreciation of $15,032 and $3,786	52,520	5,181
Total fixed assets, net	78,520	31,181

Other assets	3,087	15,511

TOTAL ASSETS	$176,775	$96,783

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$23,047	$250,769
Accounts payable, related party	0	150,010
Accrued expenses	8,237	12,559
Note payable, related party	21,461	34,321
Stock to be issued	0	150,000
Total current liabilities	52,745	597,659

Long term liabilities:
Asset retirement obligations	24,917	41,123
Total long term liabilities	24,917	41,123
TOTAL LIABILITIES	77,662	638,782

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 200,000,000 shares
authorized, 52,512,760 and 71,718,994 shares issued and outstanding	52,513	71,719
Additional paid in capital	16,538,716	16,299,789
Accumulated deficit	(16,492,116)	(16,913,507)
Total stockholders' equity (deficit)	99,113	(541,999)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$176,775	$96,783

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended June 30, 2011 and 2010 and
Since Reentering the Development Stage (July 1, 2010 to June 30, 2011)

			Since Reentering the Development Stage (July 1, 2010 to
	2011	2010	June 30, 2011)
Revenue:
Oil & gas revenues resulting from research activities	$40,864	$71,660	40,864
Total revenue	40,864	71,660	40,864

Operating expenses:
Lease operating costs	26,728	28,656	26,728
Depreciation	11,246	1,871	11,246
Stock-based compensation	954,000	0	954,000
Engineering	0	175,000	0
Impairment of oil and gas properties	0	7,649	0
General and administrative	324,636	432,317	324,636
Total operating expenses	1,316,610	645,493	1,316,610
Net operating (loss)	(1,275,746)	(573,833)	(1,275,746)

Other income (expense):
Other income related to the settlement of the EOS litigation	1,665,834	0	1,665,834
Impairment of intangible assets related to the EOS acquisition	0	(1,664,159)	0
Gain on sale of asset	17,276	0	17,276
Gain on forgiveness of debt	0	6,200	0
Revision to ARO estimate	16,206	0	16,206
Interest expense	(2,179)	(6,299)	(2,179)
Total other income (expense)	1,697,137	(1,664,258)	1,697,137

Net income (loss)	$421,391	$(2,238,091)	$421,391

Basic and diluted income (loss) per share:
Net income (loss) per share	$0.01	$(0.04)

Weighted average shares outstanding:
Basic and diluted	74,069,741	60,843,055

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Years Ended June 30, 2011 and 2010 and
Since Reentering the Development Stage (July 1, 2010 to June 30, 2011)

			Since Reentering the Development Stage (July 1, 2010 to
	2011	2010	June 30, 2011)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$421,391	$(2,238,091)	$421,391
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	11,246	1,871	11,246
Impairment of oil and gas properties	0	7,649	0
Impairment of intangible assets related to the EOS acquisition	0	1,664,159	0
Gain on sale of investment asset	(17,276)	0	(17,276)
Shares issued for demonstration equipment	58,585	0	58,585
Stock based compensation	954,000	0	954,000
Decrease in revision to ARO estimate	(16,206)	0	(16,206)
Shares issued for warrants	24,000	0	24,000
Change in assets and liabilities:
Accounts receivable	19,876	(17,470)	19,876
Other assets	(300)	(9,443)	(300)
Accounts payable	(227,722)	(23,662)	(227,722)
Accounts payable – related parties	(150,010)		(150,010)
Accrued expenses	(4,322)	12,559	(4,322)
Net cash provided by (used in) operating activities	1,073,262	(602,428)	1,073,262

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(58,585)	(7,649)	(58,585)
Sale of investment asset	30,000	0	30,000
Net cash (used in) investing activities	(28,585)	(7,649)	(28,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	444,500	500,000	444,500)
Stock to be issued	(150,000)	150,000	(150,000)
Payments on notes payable to bank	0	(25,997)	0
Proceeds from notes payable, related parties	0	34,321	0
Payments on notes payable, related parties	(12,860)	(25,000)	(12,860)
Stock returned upon settlement of litigation	(1,261,364)	0	(1,261,364)
Net cash provided by financing activities	(979,724)	633,324	(979,724)

NET CHANGE IN CASH	64,953	23,247	64,953

CASH AT BEGINNING OF YEAR	28,062	4,815	28,062

CASH AT END OF YEAR	$93,015	$28,062	$93,015

Supplemental cash flow information:
Cash paid for interest	$242	$3,128	$242
Cash paid for income taxes	0	0	0

Non-cash investing activities:
Stock issued for acquisition of subsidiary	(1,261,364)	1,264,149	(1,261,364)
Licenses assumed in acquisition of subsidiary	0	150,000	0
Assumption of accounts payable in acquisition of subsidiary	0	400,000	0
Intangible asset	0	10,000	0

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2011 and 2010 and
The Period July 1, 2010 (Development Stage Inception) to June 30, 2011

	Common Stock		Additional paid	Accumulated
	Shares	Amount	in capital	Deficit	Total

Balance, June 30, 2009	35,115,260	$35,115	$14,572,244	$(14,675,416)	$(68,057)

Common stock issued for cash	5,000,000	5,000	495,000	0	500,000
Common stock issued for acquisition of EOS	31,603,734	31,604	1,232,545	0	1,264,149

Net loss				(2,238,091)	(2,238,091)
Balance, June 30, 2010	71,718,994	71,719	16,299,789	(16,913,507)	(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	0	444,500
Common stock issued for Demo equipment	100,000	100	58,485	0	58,585
Common stock issued for services	5,300,000	5,300	948,700	0	954,000
Common stock issued for warrants	500,000	500	23,500	0	24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)	0	(1,261,364)

Net income				421,391	421,391
Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.
Notes To Consolidated Financial Statements
June 30, 2011 and 2010

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

The Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a stock based transaction on September 24, 2009 (the “EOS Agreement”). The Company issued 31,603,734 shares of restricted common stock of the Company in consideration for this transaction.  EOS owns certain exclusive, territorial, license agreements to a proprietary technology that is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials.    EOS has engaged a fabricator to build a prototype machine (the “Prototype”) designed to be used in conjunction with the solvent.  EOS is indebted to the fabricator for its development of the Prototype.  EOS is now a wholly owned subsidiary of Freestone and all intercompany accounts have been eliminated in consolidation.    As discussed in Note 16, the Company has filed a lawsuit seeking to rescind the EOS Agreement.  On June 26, 2011 the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Enviro Serv, Shultz, David Feuerborn, an individual residing in Riverside County, California, and Thomas Jennings, an individual residing in Orange County, California (collectively the “Parties”).  The Settlement Agreement permanently and irrevocably effectuates a final and binding global settlement and release of the Parties regarding the pending lawsuit between the Parties in the Northern District of Texas, Cause No. 3:10-CV-01349-O.  Furthermore, the Settlement Agreement rescinds the Stock Purchase Agreement entered into by and between the Parties on September 24, 2009, and cancels 28,818,734 shares of Freestone’s common stock of the 31,603,734 shares of Freestone common stock that was originally issued to Enviro Serv and Shultz, and returns said cancelled stock to the Company’s treasury.

Development Stage Company

The Company is a development-stage company as defined in FASB Accounting Standards Codification (“ASC”) 915 “Development Stage Enterprises”.  As of July 1, 2010 the Company reentered the development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations, and no sales have been derived to date from its principal operations.  The Company reentered the development stage due to management's decision to cease any operations of the oil separation technology licensed by Earth Oil Services, Inc.  Instead, the Company began development of its own oil separation technology.  The development of the aforesaid technology resulted in the need to raise additional capital for the construction and development of a prototype Oil Recovery Unit

Significant Accounting Policies:

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

·	The Company owns 100% of EOS and has applied ASC 810 in consolidating the subsidiary.
·
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

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.   The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non interest bearing transaction accounts of up to $250,000 through December 31, 2013.  At June 30, 2011, none of the Company’s cash was in excess of federally insured limits.

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

Accounts Receivable:

Accounts Receivable consists of accrued oil and gas receivables due from purchasers of oil and gas for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale.  Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at June 30, 2011 and 2010.

Oil and Gas Properties:

Freestone is actively purchasing marginal oil and gas properties and leasing properties that will be used in the further research and development of oil and gas technologies.  This research focuses on the types of formations that will benefit the most from the use of the solvent, as well as the various applications from production and storage to end cycle refinement.

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

 Asset Retirement Obligation:

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties. The settlement date fair value is discounted at Freestone Resource’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to the ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in the ARO.   During 2011, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

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

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Computers & office furniture	$67,552	$8,967
Oil and gas properties used for research and development	26,000	26,000
Total fixed assets	93,552	34,967
Less: Accumulated depreciation	(15,032)	(3,786)
Total fixed assets, net of accumulated depreciation	$78,520	$31,181

Depreciation expense for the year ended was $11,246 and $1,871 for the years ended June 30, 2011 and 2010.

The Company issued 100,000 shares for demonstration equipment valued at $58,585 during the year ended June 30, 2011 and are depreciating over three years.

As discussed in Note, 12, the Company’s oil and gas properties used for research and development were written down to salvage value during the year ended June 30, 2009.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of June 30, 2011 and 2010 the balance owed to Mr. Doran was $6,461 and $12,314 respectively.

On July 9, 2009, the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At June 30, 2011 and 2010 the balance owed was $15,000 and $20,000.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (“ARO”) represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At June 30, 2010, the liability for ARO was $41,123, all of which is considered long term.    The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the year ended June 30, 2011 and June 30, 2010, Freestone Resources has recognized accretion expense of $0 and $0.   During 2011 and 2010, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

The following table presents the changes in the asset retirement obligations for the year ended June 30, 2011 and 2010.

	2011	2010
Asset retirement obligations beginning period	$41,123	$41,123
Accretion expense	0	0
Change in ARO estimate	(16,206)	0
Addition to ARO	0	0
Asset retirement obligations, end of period	$24,917	$41,123

NOTE 5 – EQUITY

The Company is authorized to issue 200,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2011 and 2010, there were 52,512,760 and 71,718,994, respectively, common shares outstanding.

During the fiscal year ended June 30, 2011, the Company sold 3,712,500 shares for cash at an average price of $.10 a share.  The Company also issued 5,300,000 shares for services with a total value of $954,000; 500,000 shares for warrants with a total value of $24,000; and 100,000 shares for demonstration equipment with a total value of $58,585.  These shares are restricted pursuant to SEC Rule 144.

As discussed in Note 1, the Company issued 31,603,734 shares of restricted common stock for 100% of the issued and outstanding stock of EOS.  On July 9, 2010, the Company filed a lawsuit seeking to rescind the stock purchase agreement and cancel the shares that were issued.  See Note 16 for additional information.    On June 26, 2011, a settlement was reach to return and cancel 28,818,734 shares; please see Note 8 for additional information.

In June 2011, the Company issued a warrant to purchase 500,000 shares of common stock to Hydrex Technologies, (“Hydrex”)  in conjunction with the issuance of a License Agreement to Hydrex.    The warrants were exercised on June 9, 2011 for $24,000, which, per the agreement, was 20% of the closing price on the last trading day prior to the exercise.     The Company has a similar warrant agreement with Hydrex, in which the warrant is only granted and exercisable upon the completion of commercial-scale Oil Recovery Units within a stated period of time.

The Company has not paid a dividend to its shareholders and does not have any stock option plans or warrants outstanding.

NOTE 6 – INCOME TAXES

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

During the year ended June 30, 2011 and 2010, the Company had net income of $421,391 and a net loss of $2,238,091, respectively, changing the deferred tax asset by ($143,273) and $760,951 at the statutory tax rate of 34%.    All NOLs will expire between 2019 and 2030.   The realization of deferred tax benefits is contingent upon future earnings and, therefore, is fully reserved at June 30, 2011 and 2010.

Freestone’s net deferred tax amounts are as follows:

	Year ended June 30,
	2011		2010
Tax benefit (expense) at statutory rate	$143,273	34%	$(760,951)	34%
Permanent differences	0	0%	0	0%
State income taxes	0	0%	0	0%
Expiration of NOL’s and other	0	0%	0	%
Valuation allowance	143,273	(4)%	(760,951)	(4)%
Effective tax rate	$0	0%	$0	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010

Deferred tax assets:
Net operating losses carry forwards	$1,282,960	$522,009
Current year benefit (expense)	(143,273)	760,951
Total deferred tax assets	1,139,687	1,282,960
Deferred tax liabilities	0	0
Total deferred tax liabilities	0	0
Net deferred tax asset	1,139,687	1,282,960
Valuation allowance	(1,139,687)	(1,282,960)
Deferred tax asset, net	$0	$0

NOTE 7 – CONCENTRATION OF REVENUE

During the fiscal year ended June 30, 2011, 65% of revenue from oil and gas sales was generated from two customers.    In fiscal year ended June 30, 2010, 73% of revenue was from the same two customers.

NOTE 8 – LEGAL

The Company filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, on July 9, 2010, Civil Action Number 3:10-cv-01349-O against Lawrence Shultz, Environmental Services and Support, Inc., David Feuerborn and Thomas Jennings for, but not limited to, the rescission of the Agreement.  See Item 3, “Legal Proceedings” for additional information.

On June 26, 2011 the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Enviro Serv, Shultz, David Feuerborn, an individual residing in Riverside County, California, and Thomas Jennings, an individual residing in Orange County, California (collectively the “Parties”).  The Settlement Agreement permanently and irrevocably effectuates a final and binding global settlement and release of the Parties regarding the pending lawsuit between the Parties in the Northern District of Texas, Cause No. 3:10-CV-01349-O.  Furthermore, the Settlement Agreement rescinds the Stock Purchase Agreement entered into by and between the Parties on September 24, 2009, and cancels 28,818,734 shares of Freestone’s common stock of the 31,603,734 shares of Freestone common stock that was originally issued to Enviro Serv and Shultz, and returns said cancelled stock to the Company’s treasury.

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

The following proforma Consolidated Balance Sheet and Consolidated Statement of Operations represents the Company as if EOS had not been acquired and consolidated on September 24, 2009:

Freestone Resources, Inc.
Consolidated Balance Sheets
PROFORMA
(Unaudited)
Assets

June 30, 2010

Current Assets:
Cash	$28,062
Accounts receivable	22,029
Total Current Assets	50,091

Oil and gas properties used for research and development	26,000
Equipment and other fixed assets, net of accumulated depreciation of $3,785	5,181
Total Fixed Assets, net	31,181

Other Assets	15,511

Total Assets	$96,783

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$769
Accrued expenses	12,559
Stock to be issued	150,000
Notes payable-related parties	34,321

Total Current Liabilities	197,649

Long-term Liabilities:
Asset retirement obligations	41,123
Total Liabilities	238,772

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 40,115,260 shares issued
and outstanding, respectively	40,115
Additional paid in capital	15,067,244
Accumulated deficit	(15,249,348)
Stockholders' equity (deficit)	(141,989)
Total Liabilities and Stockholders’ Equity	$96,783

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

NOTE 10 – FREESTONE TECHNOLOGIES, LLC

On October 24, 2008, Freestone established Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.   These wells were purchased to be used to test Freestone’s chemical solvents.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of June 30, 2011:

 Liabilities at Fair Value as of June 30, 2011

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$0	$0	$24,917	$24,917

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (as disclosed above).

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in June 2014.  The lease requires fixed escalations and payment of electricity costs.   Rent expense, included in general and administrative expenses, totaled approximately $24,847 and $27,185 for the fiscal years ended June 30, 2011 and 2010, respectively.

The future minimum rental commitments under the operating lease are as follows:

Fiscal Year Ending June 30,	Minimum Rental Commitments
2012	$22,605
2013	24,112
2014	24,112
2015	0
2016	0
Thereafter	0
$70,829

NOTE 13 – IMPAIRMENT OF OIL AND GAS PROPERTIES

During the fiscal year ended June 30, 2011 and June 30, 2010 the Company recorded impairment expense of $0 and $7,649, respectively, related to its oil and gas property and equipment.

NOTE 14 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2011 totaling $16,492,116 and recurring losses from operations.  Because of this accumulated loss, Freestone will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Freestone will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support their working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Freestone. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Freestone.    If adequate working capital is not available Freestone may not be able to continue its operations.    Management believes that the efforts it has made to promote its business will continue for the foreseeable future.

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

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has recently issued the following guidance:

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this ASU are effective for public entities as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU were effective for fiscal years, and interim periods beginning after December 15, 2010.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Additional disclosures are also required under this ASU.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  The amendments are effective for interim and annual periods beginning after December 15, 2011.

 In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 16 – SUBSEQUENT EVENTS

ASC 855-10, “Subsequent Events”, establishes general standards for accounting for and disclosure of events that occur after the balance sheet date throughout the date the financial statements are issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through the date the financial statements were issued.   The following reportable subsequent events were noted:

In September 2011, the Company issued 100,000 shares of restricted common stock for $15,000.