Form 10-K/A
period 2011-06-30
FREESTONE RESOURCES, INC.
filed 2011-10-04
CIK 1089319

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

1

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) amends Freestone Resources Inc.’s (the “Registrant”) Annual Report on Form 10-K  for the fiscal year ended June 30, 2011, which the Registrant previously filed with the Securities and Exchange Commission on September 28, 2011 (the “Original Filing”).  The Registrant is filing this Amendment because management became aware of a deficiency contained within the Original Filing, namely the Original Filing incorrectly indicated that the Company is authorized to issue 200,000,000 common shares, in both the Consolidated Balance Sheets and Note 5 – Equity. As of the Original Filing the Registrant is only authorized to issue 100,000,000 common shares.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

2

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

Common stock, $.001 par value, 100,000,000 shares
authorized, 52,512,760 and 71,718,994 shares issued and outstanding	52,513	71,719
Additional paid in capital	16,538,716	16,299,789
Accumulated deficit	(16,492,116)	(16,913,507)
Total stockholders' equity (deficit)	99,113	(541,999)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$176,775	$96,783

The accompanying notes are an integral part of these consolidated financial statements.

3

NOTE 5 – EQUITY

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

FREESTONE RESOURCES, INC.

Date:	October 3, 2011	By:	/s/ Clayton Carter
Clayton Carter
Chief Executive Officer, Director

Date:	October 3, 2011	By:	/s/ James Carroll
James Carroll
Chief Financial Officer, Director

4