Form 10-Q
period 2011-09-30
FREESTONE RESOURCES, INC.
filed 2011-11-14
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011 there were 52,612,760 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Balance Sheets As of September 30, 2011 and June 30, 2011

Assets

	(Unaudited)	(Audited)
	September 30, 2011	June 30, 2011

Current Assets:
Cash	$30,329	$93,015
Accounts receivable	-	2,153
Deposits and other assets	-	-
Total Current Assets	30,329	95,168

Oil and gas properties used for research and development	26,000	26,000
Fixed assets, net of accumulated depreciation of $20,284 and $15,032	47,268	52,520
Total fixed assets, net	73,268	78,520

Other assets	3,087	3,087

Total Assets	$106,684	$176,775

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$21,024	$23,047
Accounts payable-related party	-	-
Accrued expenses	6,908	8,237
Notes payable-related parties	18,218	21,461
Stock to be issued	15,000	-
Total Current Liabilities	61,150	52,745

Long-term Liabilities:
Asset retirement obligations	24,917	24,917
Total Liabilities	86,067	77,662

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 52,512,760 and 52,512,760 shares issued
and outstanding, respectively	52,513	52,513
Additional paid in capital	16,538,716	16,538,716
Accumulated deficit	(16,570,612)	(16,492,116)
Stockholders' Equity (Deficit)	20,617	99,113
Total Liabilities and Stockholders’ Equity	$106,684	$176,775

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Statements of Operations For the Three Months Ended September 30, 2011 and 2010 (unaudited)

			Since
			Reentering the
	Three		Development
	Months	Three Months	Stage (July 1,
	Ended	Ended	2010 to
	September	September	September 30
	30, 2011	30, 2010	2011)

Oil and gas revenues resulting from research activities	$4,757	$9,173	$45,621
Total revenue resulting from research activities	4,757	9,173	45,621

Operating expenses:
Lease operating costs	2,700	10,024	29,428
Depreciation	5,252	371	16,498
Impairment expense	—	—	954,000
General and administrative	75,301	105,459	399,937
Total operating expenses	83,253	115,854	1,399,863

Operating loss	(78,496)	(106,681)	(1,354,242)

Other income (expense):
Interest income (expense)	—	(575)	(2,179)
Other income related to the settlement of the EOS litigation	—	—	1,665,834
Revision to ARO estimate	—	—	16,206
Gain on sale of asset	—	—	17,276
Total other income (expense)	—	(575)	1,697,137

Net income (loss)	$(78,496)	$(107,256)	$342,895

Basic and diluted loss per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	52,512,760	72,266,820

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period Since Reentering the Development Stage (July 1, 2010 to September 30, 2011)

And the Three Months Ended September 30, 2011

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	-	444,500
Common stock issued for Demo equipment	100,000	100	58,485	-	58,585
Common stock issued for services	5,300,000	5,300	948,700	-	954,000
Common stock issued for warrants	500,000	500	23,500	-	24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)	-	(1,261,364)
Net loss	-	-	-	421,391	421,391

Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113

Net loss				(78,496)	(78,496)
Balance, September 30, 2011	52,512,760	$52,513	$16,538,716	$(16,570,612)	$20,617

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows Three Months Ended September 30, 2011 and 2010 (Unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Since Reentering Developing Stage (July 1, 2010 to September 30, 2011)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,496)	$(107,256)	$342,895
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,252	371	16,498
Shares issued for demonstration equipment	—	—	58,585
(Gain) on sale of investment asset	—	—	(17,276)
Stock based compensation	—	—	954,000
Decrease in revision of ARO estimate	—	—	(16,206)
Shares issued for warrants	—	—	24,000
Changes in operating assets and liabilities:
Write-off in note receivable	—	—	—
Change in account receivable	2,153	14,589	22,029
Change in inventory of Petrozene	—	—	—
Change in other assets	—	—	(300)
Change in accounts payable	(2,023)	13,976	(229,745)
Change in accounts payable – related party	—	—	(4,322)
Change in accrued expenses	(1,329)	2,501	(151,339)
Net cash provided used in operating activities	(74,443)	(75,819)	998,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment asset	—	—	30,000
Purchases of fixed assets	—	—	(58,585)
Net cash used in investing activities	—	—	(28,585)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	—	—	—
Payments on note payables – related party	(3,243)	(6,910)	(16,103)
Proceeds from sale of stock		200,000	444,500
Stock returned upon settlement of litigation	—	—	(1,261,364)
Stock to be issued	15,000	(100,000)	(135,000)
Net cash provided by financing activities	11,757	93,090	(967,967)

NET CHANGE IN CASH	(62,686)	17,271	2,267
CASH AT BEGINNING OF PERIOD	93,015	28,062	28,062
CASH AT END OF PERIOD	$30,329	45,333	$30,329
Supplemental cash flow information:
Cash paid for interest	$—	$—	$242
Non-cash investing activities:
Stock returned upon settlement of litigation	$—	$—	$(1,261,364)

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

The Company’s primary business is the development of new technologies that allow for the utilization of oil and gas resources in an environmentally responsible and cost effective way, as well as the development of technologies that can be used in the environmental cleanup of oil-based contaminant byproducts. In October 2011, the Company entered into a joint venture with MEA Solutions, LLC to deliver a total solution for water resource management in the oilfield services sector. An integral component of the service includes owning and operating water recycling systems. The joint venture, Freestone Water Solutions, LLC, will utilize specialized, proprietary technology designed to treat and recycle flowback water (frac water that immediately flows back to the surface), as well as produced water for subsequent reuse in the fracking process. It is anticipated that Freestone Water will not be consolidated in future reporting, as the Company will own less than 50% of the joint venture and will not have control of the board of directors.

The Company acquired one hundred percent (100%) of the issued and outstanding stock of Earth Oil Services, Inc., a Nevada corporation (“EOS”), in a stock based transaction on September 24, 2009 (the “EOS Agreement”). The Company issued 31,603,734 shares of restricted common stock of the Company in consideration for this transaction.  EOS owns certain exclusive, territorial, license agreements to a proprietary technology that is a chemical solvent that can separate, extract and recycle hydrocarbon contaminants from ground soils, tar sands, vessels and other materials.    EOS has engaged a fabricator to build a prototype machine (the “Prototype”) designed to be used in conjunction with the solvent.  EOS is indebted to the fabricator for its development of the Prototype.  EOS is now a wholly owned subsidiary of Freestone and all intercompany accounts have been eliminated in consolidation.   The Company filed a lawsuit seeking to rescind the EOS Agreement.  On June 26, 2011 the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Enviro Serv, Shultz, David Feuerborn, an individual residing in Riverside County, California, and Thomas Jennings, an individual residing in Orange County, California (collectively the “Parties”).  The Settlement Agreement permanently and irrevocably effectuates a final and binding global settlement and release of the Parties regarding the pending lawsuit between the Parties in the Northern District of Texas, Cause No. 3:10-CV-01349-O.  Furthermore, the Settlement Agreement rescinds the Stock Purchase Agreement entered into by and between the Parties on September 24, 2009, and cancels 28,818,734 shares of Freestone’s common stock of the 31,603,734 shares of Freestone common stock that was originally issued to Enviro Serv and Shultz, and returns said cancelled stock to the Company’s treasury.

Development Stage Company

The Company is a development-stage company as defined in FASB Accounting Standards Codification (“ASC”) 915 “Development Stage Enterprises”.  As of July 1, 2010 the Company reentered the development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations, and no sales have been derived to date from its principal operations.  The Company reentered the development stage due to management's decision to cease any operations of the oil separation technology licensed by Earth Oil Services, Inc.  Instead, the Company began development of its own oil separation technology.  The development of the aforesaid technology resulted in the need to raise additional capital for the construction and development of a prototype Oil Recovery Unit.

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2011 Form 10-K.

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the three months ended September 30, 2011 and 2010 have been made.

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

Earnings per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities.  For the periods presented, there were no potentially dilutive securities outstanding, therefore basic earnings per share equals diluted earnings per share.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at September 30, 2011 and June 30, 2011.

Oil and Gas Properties:

Freestone is actively purchasing marginal oil and gas properties and leasing properties that will be used in the further research and development of its oil enhancement technologies.  This research focuses on the types of formations that will benefit the most from the use of the solvent, as well as the various applications from production and storage to end cycle refinement.

Impairment of Long Lived Assets

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

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2011 and June 30, 2011  are as follows:

	September 30, 2011	June 30, 2011
Computers & office furniture	$67,552	$67,552
Oil and gas research and development equipment	26,000	26,000
Total fixed assets	93,552	93,552
Less: Accumulated depreciation	(20,284)	(15,032)
Total fixed assets, net of accumulated depreciation	$73,268	$78,520

Depreciation expense was $5,252 for the quarter ended September 30, 2011 and $371 for the quarter ended September 30, 2010.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of September 30, 2011 and June 30, 2011 the balance owed to Mr. Doran was $3,218 and $6,461 respectively.

On July 9, 2009, the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At September 30, 2011 and June 30 2011 the balance owed was $15,000.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the three months ended September 30, 2011 the Company had a net loss of $78,496, increasing the deferred tax asset approximately $26,688 at the statutory tax rate of 34%.  Deferred tax assets at September 30, 2011 and June 30, 2011 consisted of the following:

 Deferred tax asset related to:

	September 30,	June 30,
	2011	2011
Prior Year	$1,139,687	$1,282,960
Tax Benefit (Expense) for Current Period	26,688	(143,273)
Net Operating Loss Carryforward	$1,166,375	$1,139,687
Less: Valuation Allowance	(1,166,375)	(1,139,687)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2030. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2011 and June 30, 2011.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sits producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At September 30, 2011, the liability for ARO was $24,917, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2011, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $6,913 and $4,169 for the three months ended September 30, 2011 and 2010 respectively.

NOTE 8 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2011 and June 30, 2011, there were 52,512,760 and 52,512,760, respectively, common shares outstanding.

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

On September 29, 2011 the Company sold 100,000 shares to a stockholder at $0.15 per share. The shares had not been issued as of September 30, 2011, and are recorded as $15,000 of “stock to be issued” on the Company’ September 30, 2011 balance sheet.

NOTE 9 – FREESTONE TECHNOLOGIES, LLC

On October 24, 2008.  Freestone established Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.  These wells were purchased as additional test wells for Petrozene and research and development for subsequent technologies.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone.

NOTE 10 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of September 30, 2011.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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
• inputs that are derived principally from or corroborated by observble market data by correlation or other means.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of September 30, 2011:

Liabilities at Fair Value as of September 30, 2011

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$-	$-	$24,917	$24,917

NOTE 12 – SUBSEQUENT EVENTS

In October 2011, the Company entered into a joint venture with MEA Solutions, LLC to deliver a total solution for water resource management in the oilfield services sector. An integral component of the service includes owning and operating water recycling systems. The joint venture, Freestone Water Solutions, LLC, (“Freestone Water”) will utilize specialized, proprietary technology designed to treat and recycle flowback water (frac water that immediately flows back to the surface), as well as produced water for subsequent reuse in the fracking process. It is anticipated that Freestone Water will not be consolidated in future reporting as it will own less than 50% of the joint venture and will not control the board of directors.

On October 28, 2011, the Company raised $15,000 by selling 166,667 shares of common stock for $.09 a share.

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

General

On August 22, 2007, the Company changed its name to Freestone Resources, Inc. in anticipation of going into the oil and gas technology development business.  Since that time Freestone began developing and acquiring rights to chemical solvents that can increase the production in oil and gas wells, decrease the viscosity of heavy oil, and extract hydrocarbons from various forms of matter.  The Company has developed an Oil Recovery Unit (“ORU”) that it has successfully licensed to Hydrex in order to chemically remove oil from oil sands and oil contaminated soils.

In October 2011, the Company entered into a joint venture with MEA Solutions, LLC to deliver a total solution for water resource management in the oilfield services sector. An integral component of the service includes owning and operating water recycling systems. The joint venture, Freestone Water Solutions, LLC, will utilize specialized, proprietary technology designed to treat and recycle flowback water (frac water that immediately flows back to the surface), as well as produced water for subsequent reuse in the fracking process.

Results of Operations

Three and three months Ended September 30, 2011 compared to three and three months Ended September 30, 2010

Revenue - Our revenue for the three months September 30, 2011 was $4,757, compared to $9,173 for the same period in 2010. Revenue decreased in the second quarter due to reduced oil and gas revenue as there was less in-field research and development activity.

Lease Operating Expense - Lease operating expense for the three months ended September 30, 2011 was $2,700 compared to $10,024 for the same period in 2010. The reduction in lease operating expenses is reflected in the reduced sales & that in the three months ended September 30, 2010 well testing was completed in Seguin, TX.

Operating Expense - Total operating expenses for the three months ended September 30, 2011 were $5,252 of depreciation expense and $75,301 of general and administrative expenses respectively, compared to $371 depreciation expense and $105,459 of general and administrative expenses for the same period in 2010.  The reduced costs in the three months ended September 30, 2011 were related to a consultants fee of $10,000 incurred in 2010, legal fees $9,000 (the lawsuit that was filed in July, 2010), audit and accounting fees of $5,000 (completed a two-year audit at June 30, 2010), other professional fees of $6,000 and general expenses of $5,000.

Net Income (Loss) - Net loss for the three months ended September 30, 2011 was $78,496 compared to net loss of $107,256 for the same period in 2010.  The decrease in loss in the three month period ended September 30, 2011 is mainly related to the reduced administrative expenses mentioned above.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

Net cash used of the Company was $62,686 for the three months ended September 30, 2011 compared to cash provided of $17,271 for the same period in 2010.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders. During the three months ended September 30, 2010, our cash and cash equivalent increased to $45,333 from $28,062 at June 30, 2010 due to sales of common stock.

Employees

As of September 30, 2011, Freestone had two employees.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern explanatory paragraph in their report included in our annual report on Form 10-K for the year ended June 30, 2011, which raises substantial doubt about our ability to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are effective.

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a)  During the three months ended September 30, 2011 the Company filed no Form 8-Ks.

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

Date: November 14, 2011

