Form 10-Q/A
period 2011-09-30
FREESTONE RESOURCES, INC.
filed 2011-11-17
CIK 1089319

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

Large Accredited Filer | |	Accelerated Filer | |
Non-Accredited Filer | |	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |   | No | X |

As of November 11, 2011 there were 52,612,760 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to Freestone Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the "Form 10-Q"), is solely to include the XBRL.

No other changes have been made to the Form 10-Q previously filed. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 17, 2011

Freestone Resources, Inc.

By: /s/ Clayton Carter

Clayton Carter, CEO