Form 10-Q
period 2011-12-31
FREESTONE RESOURCES, INC.
filed 2012-02-14
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 12, 2012 there were 53,630,677 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Balance Sheets As of December 31, 2011 and June 30, 2011

Assets

	(Unaudited)	(Audited)
	December 31, 2011	June 30, 2011

Current Assets:
Cash	$57,815	$93,015
Accounts receivable	—	2,153
Deposits and other assets	—	—
Total Current Assets	57,815	95,168

Oil and gas properties used for research and development	26,000	26,000
Fixed assets, net of accumulated depreciation of $25,536 and $15,032	42,016	52,520
Total fixed assets, net	68,016	78,520

Other assets	3,687	3,087

Total Assets	$129,518	$176,775

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$17,668	$23,047
Accounts payable-related party	—	—
Accrued expenses	6,908	8,237
Notes payable-related parties	18,218	21,461
Stock to be issued	84,100	—
Total Current Liabilities	126,894	52,745

Long-term Liabilities:
Asset retirement obligations	24,917	24,917
Total Liabilities	151,811	77,662

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 52,612,760 and 52,512,760 shares issued
and outstanding, respectively	52,613	52,513
Additional paid in capital	16,553,616	16,538,716
Accumulated deficit	(16,628,522)	(16,492,116)
Stockholders' Equity (Deficit)	(22,293)	99,113
Total Liabilities and Stockholders’ Equity	$129,518	$176,775

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2011 and 2010

And for the Period Since Reentering the Development Stage (July 1, 2010 to December 31, 2011)

(unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	Since Reentering Developing Stage (July 1, 2010 to December 31, 2011

Revenue:
Oil and gas revenues resulting from research activities	$161	$9,235	$4,918	$18,408	$45,782
Total revenue resulting from research activities	161	9,235	4,918	18,408	45,782

Operating expenses:
Lease operating costs	5,839	8,127	8,539	18,151	35,267
Depreciation	5,252	370	10,504	741	21,750
Impairment expense	0	0	0	0	954,000
General and administrative	46,980	60,442	122,281	165,901	446,917
Total operating expenses	58,071	68,939	141,324	184,793	1,457,934

Operating loss	(57,910)	(59,704)	(136,406)	(166,385)	(1,412,152)

Other income (expense):
Interest income (expense)	0	232	0	(343)	(2,179)
Gain on sale of investment asset	0	17,276	0	17,276	17,276
Other income related to the settlement of EOS litigation	0	0	0	0	1,665,834
Revision to ARO estimate	0	0	0	0	16,206
Total other income (expense)	0	17,508	0	16,933	1,697,137

Net loss	$(57,910)	$(42,196)	$(136,406)	$(149,452)	$284,985

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	52,598,629	72,618,994	52,555,695	72,442,907

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period Since Reentering the Development Stage (July 1, 2010 to September 30, 2011)

And the Six Months Ended December 31, 2011

(Unaudited)

	Common Stock	Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	—	444,500
Common stock issued for Demo equipment	100,000	100	58,485	—	58,585
Common stock issued for services	5,300,000	5,300	948,700	—	954,000
Common stock issued for warrants	500,000	500	23,500	—	24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)	—	(1,261,364)
Net loss	—	—	—	421,391	421,391

Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113
Common stock issued for cash	100,000	100	14,900		15,000

Net loss				(136,406)	(136,406)
Balance, December 31, 2011	52,612,760	$52,613	$16,553,616	$(16,628,522)	$(22,293)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2011 and 2010

And for the Period Since Reentering the Development Stage (July 1, 2010 to December 31, 2011)

(Unaudited)

	Six Months EndedDecember 31, 2011	Six Months Ended December 31, 2010	Since Reentering Developing Stage (July 1, 2010 to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(136,406)	$(149,452)	$284,985
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,504	741	21,750
Shares issued for demonstration equipment	—	58,585	58,585
(Gain) on sale of investment asset	—	(17,276)	(17,276)
Stock based compensation	—	—	954,000
Decrease in revision of ARO estimate	—	—	(16,206)
Shares issued for warrants	—	—	24,000
Changes in operating assets and liabilities:
Write-off in note receivable	—	—	—
Change in account receivable	2,153	13,830	22,029
Change in inventory of Petrozene	—	—	—
Change in other assets	(600)	(300)	(900)
Change in accounts payable	(5,379)	15,849	(233,101)
Change in accounts payable – related party	—	—	(4,322)
Change in accrued expenses	(1,329)	1,879	(151,339)
Net cash provided used in operating activities	(131,057)	(76,144)	942,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment asset	—	30,000	30,000
Purchases of fixed assets	—	(58,585)	(58,585)
Net cash used in investing activities	—	(28,585)	(28,585)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	—	—	—
Payments on note payables – related party	(3,243)	(9,763)	(16,103)
Proceeds from sale of stock	15,000	200,000	459,500
Stock returned upon settlement of litigation	—	—	(1,261,364)
Stock to be issued	84,100	(85,000)	(65,900)
Net cash provided by financing activities	95,857	105,237	(883,867)

NET CHANGE IN CASH	(35,200)	508	29,753
CASH AT BEGINNING OF PERIOD	93,015	28,062	28,062
CASH AT END OF PERIOD	$57,815	28,570	$57,815
Supplemental cash flow information:
Cash paid for interest	$—	$343	$242
Non-cash investing activities:
Stock returned upon settlement of litigation	$—	$—	$(1,261,364)

The accompanying notes are an integral part of these consolidated financial statements.

  Freestone Resources, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the six months ended December 31, 2011 and 2010 have been made.

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

Earnings per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities.  For the periods presented, as there was a net loss from operations, any potentially dilutive securities would be considered anti-dilutive and have been excluded from the fully diluted shares outstanding. Therefore, primary earnings per share equals fully diluted.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at December 31, 2011 and June 30, 2011.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2011 and June 30, 2011  are as follows:

	December 31, 2011	June 30, 2011
Computers & office furniture	$67,552	$67,552
Oil and gas research and development equipment	26,000	26,000
Total fixed assets	93,552	93,552
Less: Accumulated depreciation	(25,536)	(15,032)
Total fixed assets, net of accumulated depreciation	$68,016	$78,520

Depreciation expense was $10,504 for the six months ended December 31, 2011 and $741 for the six months ended December 31, 2010.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of December 31, 2011 and June 30, 2011 the balance owed to Mr. Doran was $3,218 and $6,461 respectively.

On July 9, 2009, the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At December 31, 2011 and June 30 2011 the balance owed was $15,000.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the six months ended December 31, 2011 the Company had a net loss of $136,406, increasing the deferred tax asset approximately $46,380 at the statutory tax rate of 34%.  Deferred tax assets at December 31, 2011 and June 30, 2011 consisted of the following:

 Deferred tax asset related to:

	December 31,	June 30,
	2011	2011
Prior Year	$1,139,687	$1,282,960
Tax Benefit (Expense) for Current Period	46,380	(143,273)
Net Operating Loss Carryforward	$1,186,067	$1,139,687
Less: Valuation Allowance	(1,186,067)	(1,139,687)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2030. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2011 and June 30, 2011.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sits producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At December 31, 2011, the liability for ARO was $24,917, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2011, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $11,349 and $6,254 for the six months ended December 31, 2011 and 2010 respectively.

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2011 and June 30, 2011, there were 52,612,760 and 52,512,760, respectively, common shares outstanding.

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

On September 29, 2011, the Company sold 100,000 shares to a stockholder at $0.15 per share. These shares were issued on October 28, 2011.

On December 6, 2011, the Company sold 200,000 shares to a stockholder at $.08 per share. The shares had not been issued as of December 31, 2011, and are recorded as $16,000 of “stock to be issued” on the Company’s December 31, 2011 balance sheet.

On December 6, 2011, the Company sold 250,000 shares to a stockholder at $.08 per share. The shares had not been issued as of December 31, 2011, and are recorded as $20,000 of “stock to be issued” on the Company’s December 31, 2011 balance sheet.

On December 7, 2011, the Company sold 250,000 shares to a stockholder at $.08 per share. The shares had not been issued as of December 31, 2011, and are recorded as $20,000 of “stock to be issued” on the Company’s December 31, 2011 balance sheet.

On December 21, 2011, the Company sold 101,250 shares to a stockholder at $.08 per share. The shares had not been issued as of December 31, 2011, and are recorded as $8,100 of “stock to be issued” on the Company’s December 31, 2011 balance sheet.

On December 6, 2011, the Company sold 50,000 shares to a stockholder at $.10 per share. The shares had not been issued as of December 31, 2011, and are recorded as $5,000 of “stock to be issued” on the Company’s December 31, 2011 balance sheet.

NOTE 8 – FREESTONE TECHNOLOGIES, LLC

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

NOTE 9 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of December 31, 2011.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of December 31, 2011:

Liabilities at Fair Value as of December 31, 2011

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$-	$-	$24,917	$24,917

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through February 14, 2012, which is the date the financial statements were issued.   No items requiring disclosure were noted.

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

Results of Operations

Three and six months Ended December 31, 2011 compared to three and three and six months Ended December 31, 2010

Revenue - Our revenue for the three months ended December 31, 2011 was $161, compared to $9,235 for the same period in 2010, and for the six months ended December 31, 2011 was $4,918 and $18,408 for the same period in 2010. Revenue decreased in the second quarter and six months ended December 31, 2011, due to reduced oil and gas revenue as there was less in-field research and development activity.

Lease Operating Expense - Lease operating expense for the three months ended December 31, 2011 was $5,839 compared to $8,127 for the same period in 2010 and $8,539 for the six months ended December 31, 2011 compated to $18,151 for the same period in 2010. The reduction in lease operating expenses is reflected in the reduced sales.

Operating Expense - Total operating expenses for the three months ended December 31, 2011 were $5,252 of depreciation expense and $46,980 of general and administrative expenses respectively, compared to $370 depreciation expense and $60,442 of general and administrative expenses for the same period in 2010.  The reduced costs ($13,462) in the three months ended December 31, 2011 were related to reduced legal fees of $9,700 and lower royalties of $3,400 due to the reduced sales.

Total operating expenses for the six months ended December 31, 2011 were $10,504 of depreciation expense and $122,281 of general and administrative expenses respectively, compared to $741 depreciation expense and $165,901 of general and administrative expenses for the same period in 2010. The reduced costs ($43,620) in the three months ended December 31, 2011 were related to a consultants fee of $10,000 incurred in 2010, legal fees $18,000 (the lawsuit that was filed in July, 2010), engineering fees of $5,000, reduced royalties (lower sales) of $5,700 and general expenses of $4,000.

Net Income (Loss) - Net loss for the three months ended December 31, 2011 was $57,910 compared to net loss of $42,196 for the same period in 2010.  Net loss for the six months ended December 31, 2011 was $136,406 compated eto $149,452 for the same period in 2010. The decrease in loss in the three and six month periods ended December 31, 2011 is mainly related to the reduced administrative expenses mentioned above.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

Net cash used of the Company was $131,057 for the six months ended December 31, 2011 compared to cash used of $76,144 for the same period in 2010.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders. During the six months ended December 31, 2010, our cash and cash equivalent increased to $28,570 from $28,062 at June 30, 2010 due to sales of common stock.

Employees

As of December 31, 2011, Freestone had two employees.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are effective.

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a)  During the six months ended December 31, 2011 the Company filed no Form 8-Ks.

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

