Form 10-Q
period 2012-03-31
FREESTONE RESOURCES, INC.
filed 2012-05-15
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012 there were 54,339,010 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Balance Sheets As of March 31, 2012 and June 30, 2011

Assets

	(Unaudited)	(Audited)
	March 31, 2012	June 30, 2011

Current Assets:
Cash	$27,773	$93,015
Accounts receivable, net of allowance of $0 and $0	—	2,153
Related party receivable	5,000	—
Total Current Assets	32,773	95,168

Oil and gas properties used for research and development	26,000	26,000
Fixed assets, net of accumulated depreciation of $30,788 and $15,032	36,764	52,520
Total fixed assets, net	62,764	78,520

Other assets	3,687	3,087

Total Assets	$99,224	$176,775

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	4,734	$23,047
Accrued expenses	6,908	8,237
Notes payable-related parties	16,596	21,461
Stock to be issued	244,100	—
Total Current Liabilities	272,338	52,745

Long-term Liabilities:
Asset retirement obligations	24,917	24,917
Total Liabilities	297,255	77,662

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 53,464,010 and 52,512,760 shares issued
and outstanding, respectively	53,464	52,513
Additional paid in capital	16,621,865	16,538,716
Accumulated deficit	(16,873,360)	(16,492,116)
Stockholders' Equity (Deficit)	(198,031)	99,113
Total Liabilities and Stockholders’ Equity	$99,224	$176,775

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2012 and 2011

And for the Period Since Reentering the Development Stage (July 1, 2010 to March 31, 2012)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011	Since Reentering Developing Stage (July 1, 2010 to March 31, 2012)

Revenue:
Oil and gas revenues resulting from research activities	$787	$2,327	$5,705	$20,735	$46,569
Total revenue resulting from research activities	787	2,237	5,705	20,735	46,569

Operating expenses:
Lease operating costs	2,072	10,182	10,611	28,333	37,339
Depreciation	5,252	370	15,756	1,111	27,002
Stock-based compensation	191,100	0	191,100	0	1,145,100
General and administrative	47,201	66,077	169,482	231,978	494,118
Total operating expenses	245,625	76,629	386,949	261,422	1,703,559

Operating loss	(244,838)	(74,302)	(381,244)	(240,687)	(1,656,990)

Other income (expense):
Interest income (expense)	0	(84)	0	(427)	(2,179)
Gain on sale of investment asset	0	0	0	17,276	17,276
Other income related to the settlement of EOS litigation	0	0	0	0	1,665,834
Revision to ARO estimate	0	0	0	0	16,206
Total other income (expense)	0	(84)	0	16,849	1,697,137

Net loss	$(244,838)	$(74,386)	$(381,244)	$(223,838)	$40,147

Basic and diluted loss per share	$0.00	$0.00	$(0.01)	$0.00

Weighted average shares outstanding:
Basic and diluted	53,251,198	73,153,438	52,783,074	72,380,673

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period Since Reentering the Development Stage (July 1, 2010 to March 31, 2012)

And the Nine Months Ended March 31, 2012

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	-	444,500
Common stock issued for Demo equipment	100,000	100	58,485	-	58,585
Common stock issued for services	5,300,000	5,300	948,700	-	954,000
Common stock issued for warrants	500,000	500	23,500	-	24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)	-	(1,261,364)
Net loss	-	-	-	421,391	421,391

Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113

Common Stock issued for cash	951,250	951	83,149		84,100

Net loss				(381,244)	(381,244)
Balance, March 31, 2012	53,464,010	$53,464	$16,621,865	$(16,573,360)	$(198,031)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2012 and 2011

And for the Period Since Reentering the Development Stage (July 1, 2010 to March 31, 2012)

(Unaudited)

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011	Since Reentering Developing Stage (July 1, 2010 to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(381,244)	$(223,838)	$40,147
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	15,756	1,111	27,002
Shares issued for demonstration equipment	—	58,585	58,585
(Gain) on sale of investment asset	—	(17,276)	(17,276)
Stock based compensation	191,100	—	1,145,100
Decrease in revision of ARO estimate	—	—	(16,206)
Shares issued for warrants	—	—	24,000
Changes in operating assets and liabilities:
Decrease in account receivable	2,153	22,029	22,029
(Increase) in related party receivable	(5,000)	—	(5,000)
(Increase) in other assets	(600)	(300)	(900)
Increase (Decrease) in accounts payable	(19,642)	17,282	(247,364)
(Decrease) in accounts payable – related party	—	—	(4,322)
(Decrease) in accrued expenses	—	(1,513)	(150,010)
Net cash provided (used in) operating activities	(197,477)	(143,920)	875,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment asset	—	30,000	30,000
Purchases of fixed assets	—	(58,585)	(58,585)
Net cash used in investing activities	—	(28,585)	(28,585)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	—	—	—
Payments on note payables – related party	(4,865)	(9,679)	(17,725)
Proceeds from sale of stock	84,100	319,500	528,600
Stock returned upon settlement of litigation	—	—	(1,261,364)
Stock to be issued	53,000	(150,000)	(97,000)
Net cash provided by financing activities	132,235	159,821	(847,489)

NET CHANGE IN CASH	(65,242)	(12,684)	(289)
CASH AT BEGINNING OF PERIOD	93,015	28,062	28,062
CASH AT END OF PERIOD	$27,773	15,378	$27,773
Supplemental cash flow information:
Cash paid for interest	$—	$242	$242
Stock issued for services	$191,100	$—	$1,145,100
Non-cash investing activities:
Stock returned upon settlement of litigation	$—	$—	$(1,261,364)

Freestone Resources, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

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

Development Stage Company:

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

 Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2012 Form 10-K.

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the three and nine months ended March 31, 2012 and 2011 have been made.

The Company consolidates its subsidiaries in accordance with ASC 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition”.  Revenue will be recognized only when all of the following criteria have been met:

1. Persuasive evidence of an arrangement exists;

2. Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;

3. The price is fixed and determinable; and

4. Collectability is reasonably assured.

Revenue is recorded net any of sales taxes charged to customers.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes”,  which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

 Earnings per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities.  For the periods presented, as there was a net loss from operations, any potentially dilutive securities would be considered anti-dilutive and have been excluded from the fully diluted shares outstanding. Therefore, primary earnings per share equals diluted.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at March 31, 2012 and June 30, 2011.

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

Impairment of Long Lived Assets:

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2012 and June 30, 2011  are as follows:

	December 31, 2011	June 30, 2011
Computers & office furniture	$67,552	$67,552
Oil and gas research and development equipment	26,000	26,000
Total fixed assets	93,552	93,552
Less: Accumulated depreciation	(30,788)	(15,032)
Total fixed assets, net of accumulated depreciation	$62,764	$78,520

Depreciation expense was $5,252 and $370 for the three months ended March 31, 2012 and 2011, respectively; and $15,756 and $1,111 for the nine months ended March 31, 2012 and 2011, respectively.

NOTE 3 – RELATED PARTY TRANSACATIONS

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of March 31, 2012 and June 30, 2011 the balance owed to Mr. Doran was $1,596 and $6,461 respectively.

On July 9, 2009, the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At March 31, 2012 and June 30 2011 the balance owed was $15,000.

The Company has a related party receivable of $5,000 from Freestone Water Solutions a joint venture between MEA Solutions, LLC and Freestone Resources, Inc. created in September of 2011. Freestone does not have a controlling equity position in FWS nor does Freestone control the board or management of FWS. FWS is in the business of recycling flow back water and produced water for subsequent reuse in the fracking process. MEA and Freestone have advanced FWS certain short term, start-up capital, which FWS intends to repay to Freestone and MEA upon funding and/or when profits are made. Any profits or losses of FWS will be disclosed in the minority line item of the consolidated statement of operations.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the nine months ended March 31, 2012 the Company had a net loss of $381,244, increasing the deferred tax asset approximately $129,623 at the statutory tax rate of 34%.  Deferred tax assets at March 31, 2012 and June 30, 2011 consisted of the following:

 Deferred tax asset related to:

	March 31,	June 30,
	2012	2011
Prior Year	$1,139,687	$1,282,960
Tax Benefit (Expense) for Current Period	129,623	(143,273)
Net Deferred Tax Asset	$1,269,310	$1,139,687
Less: Valuation Allowance	(1,269,310)	(1,139,687)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2030. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31 2012 and June 30, 2011.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sits producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At March 31, 2012, the liability for ARO was $24,917, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2012, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $8,827 and $6,085 for the three months ended March 31, 2012 and 2011, respectively; and $20,176 and $12,339 for the nine months ended March 31, 2012 and 2011 respectively.

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2012 and June 30, 2011, there were 53,464,010 and 52,512,760, respectively, common shares outstanding.

In June 2011, the Company issued a warrant to purchase 500,000 shares of common stock to Hydrex Technologies, (“Hydrex”)  in conjunction with the issuance of a License Agreement to Hydrex.    The warrants were exercised on June 9, 2011 for $24,000, which, per the agreement, was 20% of the closing price on the last trading day prior to the exercise.     The Company has a similar warrant agreement with Hydrex, in which the warrant is only granted and exercisable upon the completion of commercial-scale Oil Recovery Units within a stated period of time. As discussed in Note 11, subsequent to March 31, 2012, the agreement with Hydrex was terminated.

During the three months ended March 31, 2012 the Company issued 851,250 shares at an average price of approximately $0.08 per share for a total of $69,100. During the nine months ended March 31, 2012 the Company issued 951,250 shares at an average price of approximately $0.09 per share for a total of $84,100.

At March 31, 2012 the Company had sold but not issued 641,667 shares at an average cost of approximately $.08 per share for a total of $53,000. The liability is disclosed on the face of the balance sheet as Shares to be Issued.

On March 14, 2012 the Company, through a unanimous consent of the Board of Directors, agreed to issue the following stock (total of 2,450,000 shares, valued at $191,100):

  1,000,000 shares at $0.078 per share pursuant to SEC Rule 144, to Mr. G. Don Edwards, the Company’s Chief Investment Officer, Secretary and Director, in lieu of compensation for services.
  1,000,000 shares at $0.078 per share pursuant to SEC Rule 144, to Mr. Clayton Carter, the Company’s President and Director, in lieu of compensation for services.
  100,000 shares at $0.078 per share pursuant to SEC Rule 144, to Mr. James Carrol, the Company’s Chief Financial Officer and Director, in lieu of compensation for services.
  250,000 shares at $0.078 per share pursuant to SEC Rule 144, to Mr. Richard Harris, a Consultant for the Company, in lieu of compensation for services.
  100,000 shares at $0.078 per share pursuant to SEC Rule 144, to Financial Capital Consultants, a Consultant for the Company, in lieu of compensation for services.
  The above shares were issued on May 11, 2012, and are included in shares to be issued as of March 31, 2012.

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

NOTE 9 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of March 31, 2012.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of March 31, 2012:

Liabilities at Fair Value as of March 31, 2012

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$-	$-	$24,917	$24,917

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through May 7, 2012 which is the date the financial statements were issued.

On April 19, 2012 Freestone entered into a Termination and Mutual Release Agreement with Hydrex Technologies, LLC which terminates Hydrex’s license to Freestone’s Oil Recovery Unit technology and transfer rights back to Freestone. Certain warrants were exercised by Hydrex on June 8, 2011. The warrants exercised totaled 500,000 shares of Freestone common stock. The termination and mutual release agreement surrenders, transfers, assigns and conveys to Freestone 300,000 of the 500,000 shares that were issued.

On April 12, 2012, the Company sold 500,000 shares of common stock for $50,000.

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

Results of Operations

Three and nine months Ended March 31, 2012 compared to three nine months Ended March 31, 2011

Revenue - Our revenue for the three months ended March 31, 2012 was $787, compared to $2,327 for the same period in 2011, and for the nine months ended March 31, 2012 was $5,705 and $20,735 for the same period in 2011. Revenue decreased in the third quarter and nine months ended March 31, 2012, due to reduced oil and gas revenue as there was less in-field research and development activity.

Lease Operating Expense - Lease operating expense for the three months ended March 31, 2012 was $2,072 compared to $10,182 for the same period in 2011 and $10,611 for the nine months ended March 31, 2012 compated to $28,333 for the same period in 2011. The reduction in lease operating expenses is reflected in the reduced sales.

Operating Expense - Total operating expenses for the three months ended March 31, 2012 were $5,252 of depreciation expense and $238,301 of general and administrative expenses respectively, compared to $370 depreciation expense and $66,077 of general and administrative expenses for the same period in 2011.  The increased costs ($172,224) in the three months ended March 31 2012 were related to director and consultant expenses (shares issued for of services of $191,100) and partially off-set by reduced legal fees of $17,800.

Total operating expenses for the nine months ended March 31, 2012 were $15,756 of depreciation expense and $350,582 of general and administrative expenses respectively, compared to $1,111 depreciation expense and $231,978 of general and administrative expenses for the same period in 2011. The increased costs ($128,604) in the nine months ended March 31, 2012 were related to director and consultant expenses (shares issued in lieu of services of $191,100) and partially off-set by consultants fee of $10,000 incurred in 2011, legal fees $21,000 (the lawsuit that was filed in July, 2010), engineering fees of $5,000, reduced royalties (lower sales) of $7,400, lower audit fees of $4,000, office related expenses of $7,000 and general expenses of $6,400.

Net Income (Loss) - Net loss for the three months ended March 31, 2012 was $244,838 compared to net loss of $74,386 for the same period in 2011.  Net loss for the nine months ended March 31, 2012 was $381,244 compared to $223,838 for the same period in 2011. The decrease in loss in the three and nine month periods ended March 31, 2012 is mainly related to the increased administrative expenses mentioned above.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations.

Net cash used of the Company was $197,477 for the nine months ended March 31, 2012 compared to cash used of $143,920 for the same period in 2011.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders. As March 31, 2011, our cash and cash equivalent of $27,773 were derived primarily by sales of common stock.

Employees

As of March 31, 2012, Freestone had two employees.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are effective.

Based upon an evaluation conducted for the period ended March 31, 2012, our Chief Executive and Chief Financial Officer as of March 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a)  During the nine months ended March 31, 2012 the Company filed no Form 8-Ks.

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

Date: May 14, 2012

