Form 10-K
period 2012-06-30
FREESTONE RESOURCES, INC.
filed 2012-09-24
CIK 1089319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 17, 2012: $8,094,753.

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of September 17, 2012, the Registrant had 58,364,010 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

1

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

Technology Development Business

On April 19, 2012 Freestone entered into a Termination and Mutual Release Agreement with Hydrex Technologies, LLC which terminates Hydrex’s license to Freestone’s ORU technology and transfer rights back to Freestone. The termination of the License Agreement with Hydrex allows Freestone to seek out other end users for the ORU technology.

Freestone has created a joint venture, Freestone Water Solutions, LLC (“FWS”), with MEA Solutions, LLC, a Texas limited liability company owned and operated by Michael McGhan, Charles Erwin and Oj Armstrong, to evaluate and utilize various systems designed to recycle frac water and produced water.

Products and Services

Oil Recovery Units, Solvent Testing, and Water Recycling Technology

Freestone has continued to engage and demonstrate the ORU technology to companies that can benefit its use, and continues to develop plans for the commercialization of the ORU technology.

Furthermore, Freestone’s current well assets and leases were purchased for the purpose of testing various solvents and technologies designed to increase oil and gas production. These leases contain wells that have paraffin and asphaltine problems, and the tests are allowing the Company to perfect a treatment method that can be marketed to potential customers.

Freestone is continuing to provide support to FWS in its efforts to test and utilize technology to recycle frac water and produced water in an efficient and cost effective manner. FWS’ mission is to reduced costs to exploration and production companies, provide services that will minimize the amount of fresh is utilized during the fracking process.

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

Growth Strategy

Freestone is actively pursuing a strategy of growth through the development of joint ventures and license agreements with oil and gas, and environmental service companies that can utilize the ORU systems, as well as water recycling systems.  Freestone intends to research various methods in which to expand its marketing efforts to refineries, oil and gas storage companies, oil and gas service companies, independent operators, and environmental service companies.

Sale of Natural Gas and Oil

Freestone does not intend to refine its natural gas or oil production. Freestone will sell all or most of its production to certain purchasers in a manner consistent with industry practices at prevailing rates.  Freestone currently sells its natural gas to Shoreline Gas, LLC and sells oil to Bargas, Inc, Superior Crude Gathering, Inc. Under current conditions, we should be able to find other purchasers, if needed.  All of our produced oil is held in tank batteries and then each respective purchaser transports the oil by truck.  Respectively, our natural gas is transported via pipeline.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.  The Company intends to hold an annual shareholder’s meeting in the fourth quarter of the fiscal year ending June 30, 2013.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently quoted on the OTC:BB under the symbol “FSNR.”

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2012 and 2011.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2012	High	Low
First Quarter	$0.25	$0.15
Second Quarter	$0.25	$0.10
Third Quarter	$0.30	$0.04
Fourth Quarter	$0.22	$0.08

Fiscal 2011	High	Low
First Quarter	$0.51	$0.09
Second Quarter	$0.35	$0.10
Third Quarter	$0.35	$0.13
Fourth Quarter	$0.30	$0.12

Shareholders

As of June 30, 2012, there were approximately 240 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Stock compensation

On March 14, 2012 the Company, through a unanimous consent of the Board of Directors, agreed to issue the following stock (total of 2,450,000 shares, valued at $191,100):

  1,000,000 shares at $0.078 per share pursuant to SEC Rule 144, to Mr. G. Don Edwards, the Company’s Chief Investment Officer, Secretary and Director, in lieu of cash compensation for services.
  1,000,000 shares at $0.078 per share pursuant to SEC Rule 144, to Mr. Clayton Carter, the Company’s President and Director, in lieu of cash compensation for services.
  100,000 shares at $0.078 per share pursuant to SEC Rule 144, to Mr. James Carrol, the Company’s Chief Financial Officer and Director, in lieu of cash compensation for services.
  250,000 shares at $0.078 per share pursuant to SEC Rule 144, to Mr. Richard Harris, a Consultant for the Company, in lieu of cash compensation for services.
  100,000 shares at $0.078 per share pursuant to SEC Rule 144, to Financial Capital Consultants, a Consultant for the Company, in lieu of cash compensation for services.
  The above shares were issued on May 11, 2012, and are included in shares to be issued as of March 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At present, Freestone’s management is focused on the utilization of our ORU technology and assisting FWS in the testing and utilization of technology that can effectively recycle frac water and produced water.  Freestone’s acquisitions of certain oil and gas properties are necessary to conduct research and development for its hydrocarbon-based product Petrozene.   Minimal revenues have been earned and related expenses have been incurred from the incidental operation of these oil and gas interests, as well as miscellaneous fees associated with the corporation. Freestone continues to look for various solvents, chemicals, and technologies that might fit into Freestone’s petro-chemical line and continues to seek opportunities in the oil and gas water industry.

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

Stock Based Compensation

Pursuant to Accounting Standards Codification (“ASC”) 505, the guidelines for recording stock issued for services require the fair value of the shares granted be based on the fair value of the services received or the publicly traded share price of the Company’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable.  This position has been further clarified by the issuance of ASC 820,   ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Accordingly, the Company elected the application of these guidelines.  Freestone has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

Research and Development

The Company currently has limited finances available for research and development.  As the Company’s financial position improves the Company plans to develop an appropriate research and development policy.

Results of Operations for the Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

Revenues

Revenue for the years ended June 30, 2012 and June 30, 2011 were $5,705 and $40,864, respectively. This was provided by sales of oil of $0 and $0 respectively, sales of gas of $5,705 and $40,864 respectively.

Operating Expense

Total operating expenses in the years ended June 30, 2012 and 2011 were $456,893 and $1,316,610, respectively. These included cost of sales which, for the years ended June 30, 2012 and June 30, 2011 were made up of lease operating costs of $21,611 and $26,728, respectively.  Stock based compensation included of consulting and contract services paid for by the issuance of common stock of $191,100 and $954,000 for the years ended June 30, 2012 and 2011, respectively, depreciation of $21,008 and $11,246 year respectively, with the balance of general and administrative expenses of $223,174 and $324,636, respectively.

The decrease of $86,462 in general and administrative expenses is related to a decrease in legal fees of $53,000 (in 2011 the Company incurred significant expense in the reversal of EOS), general administrative expenses $15,000, royalties $13,000 (lower production), consultants fees $10,000 and other expenses of $27,000; this was partially off-set by an increase in travel and entertainment of $7,000 and bad debt expense of $15,000.

Other income and expense for the years ended June 30, 2012 and 2011 consist of other expense of $31,070 and income of $1,697,137, respectively. The change is due to the unwinding of the EOS transaction, as the income impact of unwinding EOS was $1,181,364 on the Freestone results in 2011 and $480,010 on the EOS results for a total of $1,661,374; gain on sale of investment assets of $3,265 and $17,275, respectively; interest expense of $94 and $2,179, respectively, ARO estimate revision of $22,263 expense and $16,206 gain, respectively; and the loss on Freestone Water Solutions (equity method investment) of $11,978 and $0, respectively.

Net (Loss) Income

Net loss for the year ended June 30, 2012 was $497,258. Net income for the year ended June 30, 2011 was $421,391.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

During the year ended June 30, 2012, cash increased by $54,620 to $147,635 at June 30, 2012. This increase is resulted from the financing activities, specifically the sale of stock, of about $314,100 and mostly off-set by use of cash in our operating activities.

Net cash used by operating activities was $282,688 for the year ended June 30, 2012, compared to net cash provided by operating activities of $1,073,262 for the same period ending June 30, 2011.

Employees

As of June 30, 2012, our only employees are the officers of the Company.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.  At June 30, 2012, we had outstanding notes payable totaling $6,691 to related parties.  The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.  A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense and on our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc., together with the Report of Independent Registered Public Accounting Firm of The Hall Group, CPAs covering our years ended June 30, 2012 and 2011, appear on pages 20 through 39 of this report.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2012 and 2011.

	Quarter Ended:
Fiscal year ended June 30, 2012	30-Sep-11	31-Dec-11	31-Mar-12	30-Jun-12
Revenues	$4,757	$161	$787	$0
Gross profit	4,757	161	787	0
Net income (loss)	(78,496)	(57,910)	(244,838)	(116,014)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares used in per share calculation, basic and diluted	52,512,760	52,598,629	53,251,198	56,275,548

	Quarter Ended:
Fiscal year ended June 30, 2011	30-Sep-10	31-Dec-10	31-Mar-11	30-Jun-11
Revenues	$9,173	$9,235	$2,327	$20,129
Gross profit	9,173	9,235	2,327	20,129
Net income (loss)	(107,256)	(42,196)	(74,386)	645,229

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares used in per share calculation, basic and diluted	72,266,820	72,618,994	73,153,438	78,255,506

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2012.   Based on its evaluation, our management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons serve as directors and officers of Freestone Resources, Inc.:

Clayton Carter, Chief Executive Officer and President

James F. Carroll, Chief Financial Officer

Don Edwards, Chief Investment Officer

Clayton Carter, age 27, received his Bachelor of Arts in Integrated Marketing and Communications from Pepperdine University. With his extensive knowledge of the public markets and investment-based finance, Mr. Carter has raised the capital to develop multiple startups. Mr. Carter has served as President and Director of Freestone Resources since January 2009, and will continue his current duties at the Company as the Chief Executive Officer and Chairman of the Company. Mr. Carter strongly believes in Freestone's continuing mission to develop new technologies that allow for the utilization of various petroleum resources in an environmentally responsible and cost effective way.   Mr. Carter has served as the President of Freestone Resources since September of 2008.  Previous positions within the past five years include a position as a customer service representative at Wells Fargo bank.

Don Edwards, age 63, is a graduate from Texas Christian University with a BBA degree concentrating in Finance and Economics. Mr. Edwards started his business career with E. F. Hutton where he was a regional OTC Coordinator. He also ran a trading desk for OTC stocks. He later served as President, CFO, CEO and Director for four securities firms as well as a Director for two savings and loans. He has been responsible for managing many public and private companies. He has raised startup capital for dozens of both private and public companies. Mr. Edwards has vast knowledge in the investment field including fine art. He has bought and sold art works of such artists as Charles Russell and Monet. Don was a licensed Insurance agent for many years and assisted in managing the West Texas region for Mass Mutual Life Ins. Co. Don also has a background in the Oil and Gas Industry. His family has run a successful Drilling Co. in West Texas for over half a century. Mr. Edwards will maintain his position as Chief Investment Officer of the Company.  Mr. Edwards has served as the Chief Investment Officer for the Company for six months.  Prior to his employment at the Company, Mr. Edwards was self employed.

James F. Carroll, 56, has served as the Chief Financial Officer and Treasurer of Freestone since May 1, 1999. He has served as a director of Freestone since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by F. Schumacher & Co., a New York fabric company, as a manager of production, purchasing and inventory. Mr. Carroll received a B.B.A. degree in public accounting from Pace University of New York in 1985.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that as of the date of this report they were all current in their 16(a) reports.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2012 and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Investment Officer (CIO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Clayton Carter,	2012	40,020	0	78,000	0	0	0	0	118,020
CEO	2011	34,700	0	180,000	0	0	0	0	34,700
Don Edwards,	2012	27,000	0	78,000	0	0	0	0	105,000
CIO	2011	23,000	0	180,000	0	0	0	0	203,000
James Carroll, CFO	2012	0	0	7,800	0	0	0	0	7,800
	2011	0	0	90,000	0	0	0	0	90,000

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

ITEM 12.     SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of June 30, 2012, the following persons are known to Freestone to own 5% or more of Freestone's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned*	Percent of Class

Clayton Carter, President, CEO and Director	5,005,000	8.58%

James Carroll, Chief Financial Officer and Director	1,790,000	3.07%

Don Edwards, Chief Investment Officer and Director	3,900,000	6.69%

Richard Feldman	3,500,000	6.00%

Cade Carter (a)	3,123,180	5.35%

Directors and Officers as a Group

325 N. St. Paul St.

Suite 1350

Dallas, TX 75201

(a)  Mr. Cade Carter is the trustee of the 360 Trust which owns 2,623,180 shares.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the our annual financial statements and review of the financial statements included in our Form 10-K and Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2012 was $24,400 , and $28,144 for fees relating to the year ended June 30, 2011.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.     EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Operations – For the Years Ended June 30, 2012 and 2011 and Since Reentering the Development Stage (July 1, 2010 through June 30, 2012)

Consolidated Statements of Stockholders’ Equity (Deficit) – For the Years Ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2012 and 2011 and Since Reentering the Development Stage (July 1, 2010 through June 30, 2012)

Notes to the Consolidated Financial Statements

(c)  Exhibits

31	Certification

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freestone Resources, Inc.

Dated: September 24, 2012	By:	/s/ Clayton Carter
Clayton Carter, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Clayton Carter	President, Chief Executive Officer and Director	September 24, 2012
Clayton Carter

By: /s/ James Carroll	Chief Financial Officer, Director	September 24, 2012
James Carroll

By: /s/ Don Edwards	Chief Investment Officer, Director	September 24, 2012
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Freestone Resources, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Freestone Resources, Inc. (a Development Stage Company) as of June 30, 2012 and 2011 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended and since reentering the development stage (July 1, 2010 through June 30, 2012).   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Freestone Resources, Inc.’s internal control over financial reporting as of June 30, 2012 and 2011 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and since reentering the development stage (July 1, 2010 through June 30, 2012), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ The Hall Group,CPAs

The Hall Group, CPAs

Dallas, Texas

September 19, 2012

FREESTONE RESOURCES, INC.

(A Development Stage Company)

Consolidated Balance Sheets

As of June 30, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash	$147,635	$93,015
Accounts receivable, net of allowance of $0 and $0	0	2,153
Total current assets	147,635	95,168

Oil and gas properties used for research and development	23,000	26,000
Equipment and other fixed assets, net of accumulated depreciation of $36,040 and $15,032	31,512	52,520
Total fixed assets, net	54,512	78,520

Other assets	600	3,087

TOTAL ASSETS	$202,747	$176,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,200	$23,047
Accrued expenses	6,908	8,237
Note payable, related party	6,691	21,461
Equity Investment in Freestone Water Solutions	11,978	0
Stock to be issued	23,000	0
Total current liabilities	54,777	52,745

Long term liabilities:
Asset retirement obligations	40,915	24,917
Total long term liabilities	40,915	24,917
TOTAL LIABILITIES	95,692	77,662

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 100,000,000 shares
authorized, 58,364,010 and 52,512,760 shares issued and outstanding	58,364	52,513
Additional paid in capital	17,038,065	16,538,716
Accumulated deficit	(16,989,374)	(16,492,116)
Total stockholders' equity	107,055	99,113
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,747	$176,775

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended June 30, 2012 and 2011 and

Since Reentering the Development Stage (July 1, 2010 to June 30, 2012)

			Since Reentering the Development Stage (July 1, 2010 to
	2012	2011	June 30, 2012)
Revenue:
Oil & gas revenues resulting from research activities	$5,705	$40,864	$46,569
Total revenue	5,705	40,864	46,569

Operating expenses:
Lease operating costs	21,611	26,728	48,339
Depreciation	21,008	11,246	32,254
Stock-based compensation	191,100	954,000	1,145,100
General and administrative	238,174	324,636	562,810
Total operating expenses	471,893	1,316,610	1,788,503
Net operating (loss)	(466,188)	(1,275,746)	(1,741,934)

Other income (expense):
Other income related to the settlement of the EOS litigation	0	1,665,834	1,665,834
Gain on sale of asset	3,265	17,276	20,541
Loss on equity method investment	(11,978)	0	(11,978)
Revision to ARO estimate	(22,263)	16,206	(6,057)
Interest expense	(94)	(2,179)	(2,273)
Total other income (expense)	(31,070)	1,697,137	1,666,067

Net income (loss)	$(497,258)	$421,391	$(75,867)

Basic and diluted income (loss) per share:
Net income (loss) per share	$(0.01)	$0.01

Weighted average shares outstanding:
Basic and diluted	57,544,765	74,069,741

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2012 and 2011

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	0	444,500
Common stock issued for Demo equipment	100,000	100	58,485	0	58,585
Common stock issued for services	5,300,000	5,300	948,700		954,000
Common stock issued for warrants	500,000	500	23,500		24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)		(1,261,364)

Net loss				421,391	421,391
Balance, June 30, 2011	52,512,760	52,513	16,538,716	(16,492,116)	99,113

Common stock issued for cash	3,701,250	3,701	310,399	0	314,100
Common stock issued for services	2,450,000	2,450	188,650	0	191,100
Common stock canceled for Hydrex agreement	(300,000)	(300)	300	0	0

Net loss				(497,258)	(497,258)
Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055

The accompanying notes are an integral part of these consolidated financial statements.

 FREESTONE RESOURCES, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Years Ended June 30, 2012 and 2011 and

Since Reentering the Development Stage (July 1, 2010 to June 30, 2012)

			Since Reentering the Development Stage (July 1, 2010 to
	2012	2011	June 30, 2012)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(497,258)	$421,391	$(75,867)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	21,008	11,246	32,254
Gain on sale of investment asset	(3,265)	(17,276)	(20,541)
Shares issued for demonstration equipment	0	58,585	58,585
Stock based compensation	191,100	954,000	1,145,100
Increase (Decrease) in revision to ARO estimate	22,263	(16,206)	6,057
Shares issued for warrants	0	24,000	24,000
Change in assets and liabilities:
Accounts receivable	2,153	19,876	22,029
Other assets	2,487	(300)	2,187
Accounts payable	(16,847)	(227,722)	(244,569)
Accounts payable – related parties	0	(150,010)	(150,010)
Accrued expenses	(1,329)	(4,322)	(5,651)
Net cash provided by (used in) operating activities	(279,688)	1,073,262	793,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	(58,585)	(58,585)
Investment in Freestone Water Solutions	11,978	0	11,978
Proceeds from sale of investment asset	0	30,000	30,000
Net cash provided by (used in) investing activities	11,978	(28,585)	(16,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	314,100	444,500	758,600
Stock to be issued	23,000	(150,000)	(127,000)
Payments on notes payable, related parties	(14,770)	(12,860)	(27,630)
Stock returned upon settlement of litigation	0	(1,261,364)	(1,261,364)
Net cash provided by (used in) financing activities	322,330	(979,724)	(657,394)

NET CHANGE IN CASH	54,620	64,953	119,573

CASH AT BEGINNING OF YEAR	93,015	28,062	28,062

CASH AT END OF YEAR	$147,635	$93,015	$147,635

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$94	$242	$242
Cash paid for income taxes	0	0	0
Stock issued for acquisition of subsidiary	0	(1,264,149)	(1,261,364)
Stock based compensation	191,100	954,000	1,145,100

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

Notes To Consolidated Financial Statements

June 30, 2012 and 2011

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

Development Stage Company

The Company is a development-stage company as defined in ASC 915.  As of July 1, 2010 the Company reentered the development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations, and no sales have been derived to date from its principal operations.  The Company reentered the development stage due to management's decision to develop a wholly owned oil separation technology.  The development of the aforesaid technology resulted in the need to raise additional capital for the construction and development of a prototype Oil Recovery Unit.

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Freestone Technologies, LLC, all of which have a fiscal year end of June 30, 2012. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

  The Company owns 48% of Freestone Water Solutions, LLC and has recorded the investment in accordance with the equity method. See Note 14 for information regarding the dissolution of this entity subsequent to year-end.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.   The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non interest bearing transaction accounts of up to $250,000 through December 31, 2013.  At June 30, 2012, none of the Company’s cash was in excess of federally insured limits.

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605.  Revenue will be recognized only when all of the following criteria have been met:

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

Accounts Receivable:

Accounts Receivable consists of accrued oil and gas receivables due from purchasers of oil and gas for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale.  Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at June 30, 2012 and 2011.

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

Impairment of Long-Lived Assets:

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the discounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

 Asset Retirement Obligation:

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties. The settlement date fair value is discounted at Freestone Resource’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to the ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in the ARO.   During 2012 and 2011, the Company recognized no accretion expense, as the properties were written down to salvage value as of June 30, 2009.

The amounts recognized for the ARO are based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.

Fair Value Measurements:

 ASC Topic 820, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters.

Stock-Based Compensation:

The Company accounts for stock-based compensation using a fair value based method whereby compensation cost is measured at the grant date based on the value of the services received and is recognized over the service period.   The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued.   In calculating this fair value, there are certain assumptions used such as the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2012 and 2011 are as follows:

	2012	2011
Computers & office furniture	$67,552	$67,552
Oil and gas properties used for research and development	23,000	26,000
Total fixed assets	90,552	93,552
Less: Accumulated depreciation	(36,040)	(15,032)
Total fixed assets, net of accumulated depreciation	$54,512	$78,520

Depreciation expense was $21,008 and $11,246 for the years ended June 30, 2012 and 2011, respectively.

The Company issued 100,000 shares for demonstration equipment valued at $58,585 during the year ended June 30, 2011. The equipment is being depreciated over three years.

As discussed in Note, 11, the Company’s oil and gas properties used for research and development were written down to salvage value during the year ended June 30, 2009.

The Company recorded the sale of one oil and gas lease during 2012, resulting in a gain on the disposal of $3,265. The lease was sold for $20 plus the assumption of liabilities. The lease and equipment was recorded at $3,000 and the liability assumed was $6,265.

NOTE 3 – RELATED PARTY TRANSACTIONS

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the orinal note pa\\yable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of June 30, 2012 and 2011 the balance owed to Mr. Doran was $1,691 and $6,461 respectively.

On July 9, 2009, the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At June 30, 2012 and 2011 the balance owed was $5,000 and $15,000.

The Company has a related party receivable of $15,000 from Freestone Water Solutions, (“FWS”) a joint venture between MEA Solutions, LLC and Freestone Resources, Inc., which was created in September of 2011. Freestone does not have a controlling equity position in FWS nor does Freestone control the board or management of FWS. FWS is in the business of recycling flow back water and produced water for subsequent reuse in the fracking process. MEA and Freestone have advanced FWS certain short-term, start-up cash, which FWS intends to repay to Freestone and MEA upon funding and/or when profits are made. Profits and losses from FWS will be accounted for under the equity method and reflected as an Investment in Freestone Water Solutions on the balance sheet. As discussed in Note 14, on September 4, 2012, FWS was dissolved. The receivable has been written off to bad debt expense, as it is deemed uncollectible.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (“ARO”) represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the year ended June 30, 2012 and June 30, 2011, Freestone Resources has recognized no accretion expense.

The following table presents the changes in the asset retirement obligations for the year ended June 30, 2012 and 2011.

	2012	2011
Asset retirement obligations beginning period	$24,917	$41,123
Accretion expense	0	0
Change in ARO estimate	22,263	(16,206)
ARO liability transferred on property sold	(6,265)	0
Asset retirement obligations, end of period	$40,915	$24,917

NOTE 5 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2012 and 2011, there were 58,364,010 and 52,512,760, respectively, common shares outstanding.

The Company has not paid a dividend to its shareholders and does not have any stock option plans or warrants outstanding.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Freestone has calculated its tax liability in accordance with Section 382 of the Internal Revenue Code which generally limits the amount of its income that can be offset by historical losses (NOL carryforwards) once a corporation has undergone an ownership change.  Ownership changed in Freestone on November 1, 2007. The cumulative net operating loss carry-forward that can offset current and/or future income includes amounts and is approximately $1,621,000.   The use of this loss carryforward is limited under Internal Revenue Code Section 382 due to an ownership change in the fiscal year ended June 30, 2008.  The annual limitation is currently $151,000.

During the year ended June 30, 2012 and 2011, the Company had a net loss of $497,258 and net income of $421,391, respectively, changing the deferred tax asset by $169,068 and $(143,273) at the statutory tax rate of 34%.  All NOLs will expire between 2019 and 2030.   The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2012 and 2011.

Freestone’s net deferred tax amounts are as follows:

	2012		2011
Tax benefit (expense) at statutory rate	$(169,068)	34%	$143,273	34%
Permanent differences	0	0%	0	0%
State income taxes	0	0%	0	0%
Expiration of NOL’s and other	0	0%	0	%
Valuation allowance	(169,068)	(34)%	143,273	(34)%
Effective tax rate	$0	0%	$0	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Net operating losses carry forwards	$1,139,687	$1,282,960
Current year benefit (expense)	169,068	(143,273)
Total deferred tax assets	1,308,755	1,139,687
Deferred tax liabilities	0	0
Total deferred tax liabilities	0	0
Net deferred tax asset	1,308,755	1,139,687
Valuation allowance	(1,308,755)	(1,139,687)
Deferred tax asset, net	$0	$0

NOTE 7 – CONCENTRATION OF REVENUE

During the fiscal year ended June 30, 2012, 100% of revenue from oil and gas sales was generated from one wholesaler.    In fiscal year ended June 30, 2011, 65% of revenue was from two wholesalers.

NOTE 8 – FREESTONE TECHNOLOGIES, LLC

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

NOTE 9 – FAIR VALUE MEASUREMENTS

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Accounting Standards Codification (“ASC”) Topic 820, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of June 30, 2012:

Assets at Fair Value as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Cash	$147,635	$0	$0	$147,635

Asset retirement obligations are recorded based on the present value of the estimated cost to retire the oil and gas properties and are depleted over the useful life of the asset. The settlement date fair value is discounted at the Company’s credit adjusted risk-free rate in determining the abandonment liability.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of June 30, 2012:

 Liabilities at Fair Value as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$0	$0	$24,917	$24,917

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in June 2014.  The lease requires fixed escalations and payment of electricity costs.   Rent expense, included in general and administrative expenses, totaled approximately $31,140 and $24,847 for the fiscal years ended June 30, 2012 and 2011, respectively.

The future minimum rental commitments under the operating lease are as follows:

Fiscal Year Ending June 30,	Minimum Rental Commitments
2013	$24,112
2014	24,112
2015	0
2016	0
2017	0
Thereafter	0
$48,224

NOTE 11 – IMPAIRMENT OF OIL AND GAS PROPERTIES

During the fiscal years ended June 30, 2012 and June 30, 201, the Company recorded impairment expense of $0 and $0, respectively, related to its oil and gas property and equipment.

NOTE 12 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2012 totaling $16,989,374 and recurring losses from operations.  Because of this accumulated loss, Freestone will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Freestone will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support their working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Freestone will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Freestone.    If adequate working capital is not available Freestone may not be able to continue its operations.    Management believes that the efforts it has made to promote its business will continue for the foreseeable future.

These conditions raise substantial doubt about Freestone’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Freestone be unable to continue as a going concern.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning December 15, 2011, The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements.

On January 1, 2012, the Company adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.    Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.   Adoption of this new guidance did not have a material impact on our financial statements.

NOTE 14 – SUBSEQUENT EVENTS

On September 4, 2012 the Board of Managers of Freestone Water Solutions, LLC (“FWS”), a Nevada limited liability company, voted to accept the resignation of Gerald “Oj” Armstrong as President of FWS and voted to dissolve FWS. Freestone, in conjunction with ME Ventures, Inc, a Texas corporation, owned and operated by Michael Mcghan and Charles Erwin, will take over all operations previously conducted by FWS. As a result, the $15,000 receivable from FWS has been written off as of June 30, 2012. On August 13, 2012, the Company advanced $12,000 to FWS to pay for expenses incurred related to test equipment. This amount will be expensed at that time.

On September 4, 2012, the Company sold 3,125,000 shares of the Company’s common stock for $250,000.

On September 10, 2012, the Company sold an aggregate of 27,500 shares of the Company’s common stock for $27,500.

As of the date of this filing, September 19, 2012, there were no other reportable subsequent events.

