Form 10-K/A
period 2012-06-30
FREESTONE RESOURCES, INC.
filed 2012-10-30
CIK 1089319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the Securities and Exchange Commission on September 24, 2012 is to furnish detailed tagging in Exhibits 101 to the Form 10-K as required.

No changes have been made to the Annual Report other than the furnishing of detail tagging of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, as amended.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freestone Resources, Inc.

Dated: October 30, 2012	By:	/s/ Clayton Carter
Clayton Carter, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Clayton Carter	President, Chief Executive Officer and Director	October 30, 2012
Clayton Carter

By: /s/ James Carroll	Chief Financial Officer, Director	October 30, 2012
James Carroll

By: /s/ Don Edwards	Chief Investment Officer, Director	October 30, 2012
Don Edwards

3