Form 10-Q
period 2012-09-30
FREESTONE RESOURCES, INC.
filed 2012-11-09
CIK 1089319

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-28753

FREESTONE RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0880427
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

As of November 5, 2012 there were 62,080,677 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Balance Sheets As of September 30, 2012 and June 30, 2012

Assets

	(Unaudited)	(Audited)
	September 30, 2012	June 30, 2012

Current Assets:
Cash	$339,180	$147,635
Accounts receivable	—	—
Deposits and other assets	—	—
Total Current Assets	339,180	147,635

Oil and gas properties used for research and development	23,000	23,000
Fixed assets, net of accumulated depreciation of $20,284 and $15,032	26,259	31,512
Total fixed assets, net	49,259	54,512

Other assets	600	600

Total Assets	$389,039	$202,747

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$10,527	$6,200
Accrued expenses	9,282	6,908
Notes payable-related parties	—	6,691
Equity Investment in Freestone Water Solutions	—	11,978
Stock to be issued	307,000	23,000
Total Current Liabilities	326,809	54,777

Long-term Liabilities:
Asset retirement obligations	40,915	40,915
Total Liabilities	367,724	95,692

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
Authorized 58,364,010 and 58,364,010 shares issued
and outstanding, respectively	58,364	58,364
Additional paid in capital	17,038,065	17,038,065
Accumulated deficit	(17,075,114)	(16,989,374)
Stockholders' Equity	21,315	107,055
Total Liabilities and Stockholders’ Equity	$389,039	$202,747

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Statements of Operations For the Three Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Since Reentering the Development Stage (July 1, 2010 to September 30, 2012
Revenue:
Oil and gas revenues resulting from research activities	$—	$4,757	$46,569
Total revenue resulting from research activities	—	4,757	46,569

Operating expenses:
Lease operating costs	6,513	2,700	54,852
Depreciation	5,252	5,252	37,506
Stock based compensation	—	—	1,145,100
General and administrative	73,953	75,301	636,763
Total operating expenses	85,718	83,253	1,874,221

Operating loss	(85,718)	(78,496)	(1,827,652)

Other income (expense):
Interest income (expense)	—	—	(2,273)
Other income related to the settlement of the EOS litigation	—	—	1,665,834
Revision to ARO estimate	—	—	(6,057)
Loss on Equity Method Investment	(22)	—	(12,000)
Gain on sale of asset	—	—	20,541
Total other income (expense)	(22)	—	1,666,045

Net income (loss)	$(85,740)	$(78,496)	$(161,607)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	58,364,010	52,512,760

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period Since Reentering the Development Stage (July 1, 2010 to September 30, 2012)

And the Three Months Ended September 30, 2012

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	—	444,500
Common stock issued for Demo equipment	100,000	100	58,485	—	58,585
Common stock issued for services	5,300,000	5,300	948,700	—	954,000
Common stock issued for warrants	500,000	500	23,500	—	24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)	—	(1,261,364)
Net loss	—	—	—	421,391	421,391

Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113

Common stock issued for cash	3,701,250	3,701	310,399	—	314,100
Common stock issued for services	2,450,000	2,450	188,650	—	191,100
Common stock cancelled for Hydrex agreement	(300,000)	(300)	300	—	—

Net loss				(497,258)	(497,258)
Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055

Net loss				(85,740)	(85,740)
Balance, September 30, 2012	58,364,010	$58,364	$17,038,065	$(17,075,114)	$21,315

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows Three Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Since Reentering Developing Stage (July 1, 2010 to September 30, 2012)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,740)	$(78,496)	$(161,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,252	5,252	37,506
Shares issued for demonstration equipment	—	—	58,585
(Gain) on sale of investment asset	—	—	(20,541)
Stock based compensation	—	—	1,145,100
Decrease in revision of ARO estimate	—	—	6,057
Shares issued for warrants	—	—	24,000
Changes in operating assets and liabilities:
Write-off in note receivable	—	—	—
Change in account receivable	—	2,153	22,029
Change in inventory of Petrozene	—	—	—
Change in other assets	—	—	2,187
Change in accounts payable	6,000	(2,023)	(238,569)
Change in accounts payable – related party	—	—	(150,009)
Change in accrued expenses	702	(1,329)	(4,949)
Net cash provided by (used in) operating activities	(73,786)	(74,443)	719,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Dissolution of equity investment	(11,978)	—	—
Sale of investment asset	—	—	30,000
Purchase of fixed assets	—	—	(58,585)
Net cash used in investing activities	(11,978)	—	(28,585)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	—	—	—
Payments on note payables – related party	(6,691)	(3,243)	(34,321)
Proceeds from sale of stock			758,600
Stock returned upon settlement of litigation	—	—	(1,261,364)
Stock to be issued	284,000	15,000	157,000
Net cash provided by (used in) financing activities	277,309	11,757	(380,085)
NET CHANGE IN CASH	191,545	(62,686)	311,118
CASH AT BEGINNING OF PERIOD	147,635	93,015	28,062
CASH AT END OF PERIOD	$339,180	30,329	$339,180
Supplemental cash flow information:
Cash paid for interest	$94	$—	$430
Non-cash investing activities:
Stock returned upon settlement of litigation	$—	$—	$(1,261,364)
Stock based compensation	$	$	$1,145,100

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2012

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2012 Form 10-K.

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the three months ended September 30, 2012 and 2011 have been made.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at September 30, 2012 and June 30, 2012.

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

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2012 and June 30, 2012 are as follows:

	September 30, 2012	June 30, 2012
Computers & office furniture	$67,552	$67,552
Oil and gas research and development equipment	23,000	23,000
Total fixed assets	90,552	90,552
Less: Accumulated depreciation	(41,293)	(36,040)
Total fixed assets, net of accumulated depreciation	$49,259	$54,512

Depreciation expense was $5,252 for the quarter ended September 30, 2012 and $5,252 for the quarter ended September 30, 2011.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of September 30, 2012 and June 30, 2012 the balance owed to Mr. Doran was $0 and $1,691 respectively.

On July 9, 2009, the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At September 30, 2012 and June 30, 2012 the balance owed was $0 and $5,000, respectively.

As of June 30, 2012 the Company had a related party receivable of $15,000 from Freestone Water Solutions, (“FWS”) a joint venture between MEA Solutions, LLC and Freestone Resources, Inc., which was created in September of 2011. Freestone did not have a controlling equity position in FWS nor did Freestone control the board or management of FWS. FWS was in the business of recycling flow back water and produced water for subsequent reuse in the fracking process. MEA and Freestone advanced FWS certain short-term, start-up cash. Profits and losses from FWS will be accounted for under the equity method and reflected as an Investment in Freestone Water Solutions on the balance sheet. As discussed in Note 14 of our June 30, 2012, 10-K, on September 4, 2012, FWS was dissolved. The receivable was written off to bad debt expense in fiscal year 2012, as it was uncollectible. On August 13, 2012 the Company advanced FWS an additional $12,000. This was written off as of September 4, 2012. As of June 30, 2012 the Company had a liability of $11,978 related to its negative equity investment in FWS. On September 4, 2012 the Company wrote-off this liability against the $12,000 advance resulting in a net $22,000 of write-offs.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the three months ended September 30, 2012 the Company had a net loss of $85,740, increasing the deferred tax asset approximately $29,152 at the statutory tax rate of 34%.  Deferred tax assets at September 30, 2012 and June 30, 2012 consisted of the following:

 Deferred tax asset related to:

	September 30,	June 30,
	2012	2012
Prior Year	$1,308,755	$1,139,687
Tax Benefit (Expense) for Current Period	29,152	169,068
Net Operating Loss Carryforward	$1,337,907	$1,308,755
Less: Valuation Allowance	(1,337,907)	(1,308,755)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2031. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2012 and June 30, 2012.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sits producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At September 30, 2012, the liability for ARO was $40,915, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2013, the Company has not recognized accretion expense, as the oil and gas properties and recorded at salvage value.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $7,120 and $6,913 for the three months ended September 30, 2012 and 2011 respectively.

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2012 and June 30, 2012, respectively, there were 58,364,010 and 58,364,010, common shares outstanding. During the three months ended September 30, 2012 the Company sold 3,450,000 shares which were subsequently issued in October 2012. The shares are reflected on the face of the balance sheet as Stock to be Issued as of September 30, 2012.

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

NOTE 9 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of September 30, 2012.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 10 – FAIR VALUE MEASUREMENTS

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs to the valuation methodology include:

-quoted prices for similar assets or liabilities in active markets;

-quoted prices for identical or similar assets or liabilities in inactive markets;

-inputs other than quoted prices that are observable for the asset or liability;

-inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s liabilities all valued at Level 3, at fair value as of September 30, 2012 and June 30, 2012 were $361,724 and $95,692, respectively.

NOTE 11 – SUBSEQUENT EVENTS

There were no reportable subsequent events that occurred as of the filing date.

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

General

On August 22, 2007, the Company changed its name to Freestone Resources, Inc. in anticipation of going into the oil and gas technology development business.  Since that time Freestone began developing and acquiring rights to chemical solvents that can increase the production in oil and gas wells, decrease the viscosity of heavy oil, and extract hydrocarbons from various forms of matter.  The Company has developed an Oil Recovery Unit (“ORU”) in order to chemically remove oil from oil sands and oil contaminated soils.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenue - Our revenue for the three months September 30, 2012 was $0, compared to $4,757 for the same period in 2011. Revenue decreased as there was less in-field research and development activity.

Lease Operating Expense - Lease operating expense for the three months ended September 30, 2012 was $6,513 compared to $2,700 for the same period in 2011. The increase in lease operating expenses is due to maintenance of $4,200 on one of the leases.

Operating Expense - Total operating expenses for the three months ended September 30, 2012 were $5,252 of depreciation expense and $73,953 of general and administrative expenses respectively, compared to $5,252 depreciation expense and $75,301 of general and administrative expenses for the same period in 2011.  The reduced costs of $4,417 in the three months ended September 30, 2012 were related to a reduction in legal fees of $20,500, but offset by increased consulting fees of $11,400, related to the set-up and unwinding of acquisition activities..

Net Income (Loss) - Net loss for the three months ended September 30, 2012 was $85,740 compared to net loss of $78,496 for the same period in 2011.  The change in loss in the three month period ended September 30, 2011 is related to the items discussed above.

Liquidity and Capital Resources

As of June 30, 2012 we have adequate cash reserves due to sale of stock versus cash provided by operations.

The increase in net cash was $191,545 for the three months ended September 30, 2012 compared to cash used of $62,686 for the same period in 2011.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders. During the three months ended September 30, 2012, our cash and cash equivalent increased to $339,180 from $147,634 at June 30, 2012 due to sales of 3,450,000 of common shares, which are included in Shares to be Issued as of September 30, 2012.

Employees

As of September 30, 2012, Freestone had two employees.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern explanatory paragraph in their report included in our annual report on Form 10-K for the year ended June 30, 2012, which raises substantial doubt about our ability to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2012, our Chief Executive and Chief Financial Officer as of September 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control and financial statement presentation and reliance upon independent financial reporting consultants for review of critical accounting areas, disclosures and material non-standard transactions.

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

(a)  During the three months ended September 30, 2012 the Company filed no Form 8-Ks.

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

Date: November 9, 2012

