Form 10-Q
period 2012-12-31
FREESTONE RESOURCES, INC.
filed 2013-02-14
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

(214) 880-4870

(Issuer's telephone number)

Former name, former address and former fiscal year, if changed since last report)

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

As of February 12, 2013 there were 62,743,177 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Balance Sheets As of December 31, 2012 and June 30, 2012

Assets

	(Unaudited)	(Audited)
	December 31, 2012	June 30, 2012

Current Assets:
Cash	$152,419	$147,635
Accounts receivable	10,584	—
Total Current Assets	163,003	147,635

Oil and gas properties used for research and development	23,000	23,000
Fixed assets, net of accumulated depreciation of $46,545 and $36,040	34,007	31,512
Total fixed assets, net	57,007	54,512

Investment in Aqueous Services	99,964	—
Other assets	—	600

Total Assets	$319,974	$202,747

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,939	$6,200
Accrued expenses	9,282	6,908
Notes payable-related parties	—	6,691
Investment in Freestone Water		11,978
Derivative liability - warrants	278,273	—
Stock to be issued	—	23,000
Total Current Liabilities	290,494	54,777

Long-term Liabilities:
Asset retirement obligations	40,915	40,915
Total Liabilities	331,409	95,692

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 62,680,677 and 58,364,010 shares issued
and outstanding, respectively	62,681	58,364
Additional paid in capital	17,509,748	17,038,065
Accumulated deficit	(17,583,864)	(16,989,374)
Stockholders' Equity (Deficit)	(11,435)	107,055
Total Liabilities and Stockholders’ Equity	$319,974	$202,747

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2012 and 2011

And for the Period Since Reentering the Development Stage (July 1, 2011 to December 31, 2012)

(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	Since Reentering Developing Stage (July 1, 2011 to December 31, 2012

Revenue:
Oil and gas revenues resulting from research activities	$8,983	$161	$8,983	$4,918	$55,552
Total revenue resulting from research activities	8,983	161	8,983	4,918	55,552

Operating expenses:
Lease operating costs	2,446	5,839	8,959	8,539	57,298
Depreciation	5,253	5,252	10,505	10,504	42,759
Stock Based Compensation	0	0	0	0	1,145 ,100
General and administrative	231,725	46,980	305,678	122,281	868,488
Total operating expenses	239,424	58,071	325,142	141,324	2,113,645

Operating loss	(230,441)	(57,910)	(316,159)	(136,406)	(2,058,093)

Other income (expense):
Warrant expense	(278,273)	0	(278,273)	0	(278,273)
Interest income (expense)	0	0	(22)	0	(2,295)
Gain (Loss) on sale of asset	0	0	0	0	20,541
Other income related to the settlement of EOS litigation	0	0	0	0	1,665,834
Gain (Loss) on Equity Method Investment	(36)	0	0	0	(12,014)
Revision to ARO estimate	0	0	(36)	0	(6,057)
Total other income (expense)	(278,309)	0	(278,331)	0	1,387,736

Net loss	$(508,750)	$(57,910)	$(594,490)	$(136,406)	$(670,357)

Basic and diluted loss per share	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding:
Basic and diluted	62,183,304	52,598,629	62,002,597	52,555,695

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period Since Reentering the Development Stage (July 1, 2011 to September 30, 2012)

And the Six Months Ended December 31, 2012

(Unaudited)

	Common Stock	Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113

Common stock issued for cash	3,701,250	3,701	310,399	—	314,100
Common stock issued for services	2,450,000	2,450	188,650	—	191,100
Common stock canceled for Hydrex agreement	(300,000)	(300)	300	—	----
Net loss	—	—	—	(497,258)	(497,258)

Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055
Common stock issued for services	600,000	600	168,400	—	169,000
Common Stock Issued for cash	3,716,667	3,717	303,283	—	307,000

Net loss				(594,490)	(594,490)
Balance, December 31, 2012	62,680,677	$62,681	$17,509,748	$(17,583,864)	$(11,435)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2012 and 2011

And for the Period Since Reentering the Development Stage (July 1, 2011 to December 31, 2012)

(Unaudited)

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	Since Reentering Developing Stage (July 1, 2010 to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(594,490)	$(136,406)	$(670,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,505	10,504	42,759
Shares issued for demonstration equipment	—	—	58,585
Warrant expense	278,273	—	278,273
(Gain) on sale of investment asset	—	—	(20,541)
Stock based compensation	—	—	1,145,100
Decrease in revision of ARO estimate	—	—	6,057
Shares issued for services	169,000	—	193,000
Changes in operating assets and liabilities:
Write-off in note receivable	—	—	—
Change in account receivable	(10,584)	2,153	11,445
Change in inventory of Petrozene	—	—	—
Change in other assets	600	(600)	2,787
Change in accounts payable	—	(5,379)	(244,569)
Change in accounts payable – related party	—	—	(150,010)
Change in accrued expenses	(887)	(1,329)	(6,538)
Net cash provided used in operating activities	(147,583)	(131,057)	645,991

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment asset	—	—	30,000
Investment in Freestone Water Solutions	(11,978)	—	—
Investment in Aqueous Services	(99,964)	—	(99,964)
Purchases of fixed assets	(13,000)	—	(71,585)
Net cash used in investing activities	(124,942)	—	(141,549)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable	—	—	—
Payments on note payables – related party	(6,691)	(3,243)	(34,321)
Proceeds from sale of stock	307,000	15,000	1,065,600
Stock returned upon settlement of litigation	—	—	(1,261,364)
Stock to be issued	(23,000)	84,100	(150,000)
Net cash provided by financing activities	277,309	95,857	(380,085)

NET CHANGE IN CASH	4,784	(35,200)	124,357
CASH AT BEGINNING OF PERIOD	147,635	93,015	28,062
CASH AT END OF PERIOD	$152,419	57,815	$152,419
Supplemental cash flow information:
Cash paid for interest	$22	$343	$358
Non-cash investing activities:
Stock returned upon settlement of litigation	$—	$—	$(1,261,364)
Stock Based Compensation	$—	$—	$1,145,100

The accompanying notes are an integral part of these consolidated financial statements.

  Freestone Resources, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012

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

On November 16, 2012 the Company entered into a Company Agreement of Aqueous Services, LLC (“Aqueous”), a Texas limited liability company, with International Aqueous Investments, LLC and Pajarito W&M, LP. Aqueous is a joint venture between the Company and the two aforementioned parties, whereas the Company owns a 33.33% interest in Aqueous. Aqueous is a full water management company with access to a fresh water well that has been permitted to up to one thousand five hundred acre-feet of water per annum. A facility is being constructed near the well that is owned and operated by Aqueous for the purpose of providing water for oil and gas activities in the Eagle Ford. This site includes a designated location for the recycling frac water and produced water. The Company will account for net income (losses) from Aqueous by the equity investment method.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2012 Form 10-K.

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the six months ended December 31, 2012 and 2011 have been made.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at December 31, 2012 and June 30, 2012.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2012 and June 30, 2012 are as follows:

	December 31, 2012	June 30, 2012
Computers & office furniture	$80,552	$67,552
Oil and gas research and development equipment	23,000	23,000
Total fixed assets	103,552	90,552
Less: Accumulated depreciation	(46,545)	(36,040)
Total fixed assets, net of accumulated depreciation	$57,007	$54,512

Depreciation expense was $5,253 for the three months ended December 31, 2012 and $5,252 for the three months ended December 31, 2011. Depreciation expense was $10,505 for the six months ended December 31, 2012 and $10,504 for the six months ended December 31, 2011.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of December 31, 2012 and June 30, 2012 the balance owed to Mr. Doran was $0 and $1,691 respectively.

On July 9, 2009, the Company received an advance from James Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At December 31, 2012 and June 30 2012 the balance owed was $0 and $5,000, respectively.

As of June 30, 2012 the Company had a related party receivable of $15,000 from Freestone Water Solutions, (“FWS”) a joint venture between MEA Solutions, LLC and Freestone Resources, Inc., which was created in September of 2011. Freestone did not have a controlling equity position in FWS nor did Freestone control the board or management of FWS. FWS was in the business of recycling flow back water and produced water for subsequent reuse in the fracking process. MEA and Freestone advanced FWS certain short-term, start-up cash. Profits and losses from FWS will be accounted for under the equity method and reflected as an Investment in Freestone Water Solutions on the balance sheet. As discussed in Note 14 of our June 30, 2012, 10-K, on September 4, 2012, FWS was dissolved. The receivable was written off to bad debt expense in fiscal year 2012, as it was uncollectible. On August 13, 2012 the Company advanced FWS an additional $12,000. This was written off as of September 4, 2012. As of June 30, 2012 the Company had a liability of $11,978 related to its negative equity investment in FWS. On September 4, 2012 the Company wrote-off this liability against the $12,000 advance resulting in a net $22 of write-offs.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the six months ended December 31, 2012 the Company had a net loss of $594,490, increasing the deferred tax asset approximately $107,515 at the statutory tax rate of 34%.  Deferred tax assets at December 31, 2012 and June 30, 2012 consisted of the following:

 Deferred tax asset related to:

	December 31,	June 30,
	2012	2012
Prior Year	$1,308,755	$1,139,687
Tax Benefit (Expense) for Current Period	202,126	169,068
Net Operating Loss Carryforward	$1,510,881	$1,308,755
Less: Valuation Allowance	(1,510,881)	(1,308,755)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2030. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2012 and June 30, 2012.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sits producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At December 31, 2012, the liability for ARO was $40,915, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2012, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $14,241 and $11,349 for the six months ended December 31, 2012 and 2011 respectively.

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2012 and June 30, 2012, there were 62,680,677 and 58,364,010 respectively, common shares outstanding.

During the six months ended December 31, 2012 the Company sold 3,716,667 shares at an average price of $.0824 for a total of $307,000. All shares have been issued as of December 31, 2012.

On November 16, 2012 the Company entered into an agreement to form Aqueous Services, LLC, a joint venture between Freestone Resources, Inc., Pajarito W&M, LP. and International Aqueous Investment, LLC for the purpose of developing a shale oil and gas water management facility in Wilson County, Texas. Each JV partner has a one-third interest and the Company is not in a position of control and will therefore account for its interest under the equity method of accounting.

As part of the agreement the Company sold 300,000 shares of common stock to each partner at par value of .001 a share. The Company treated the difference between the selling price and the fair market value of the stock as consulting expense resulting in a $168,400 expense in the second quarter. The Company also sold each of the JV partners 500,000 warrants to purchase shares of common stock at 80% of the closing price on the exercise date. The warrants vest immediately and have a three year term from the issuance date. The Company accounted for the transaction using the Black-Scholes option pricing model and given the variable settlement price and cash settlement terms recorded an expense of $278,273 and a resulting derivative liability. All of the derivative instruments will be accounted for under the fair value method and changes in fair value will be reflected in earnings.

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

NOTE 9 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of December 31, 2012.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

On November 16, 2012, the Company sold 1,000,000 warrants to purchase shares of common stock at 80% of the closing price on the exercise date. The warrants vested immediately and have a three year term from the issuance date. The Company accounted for the transaction using the Black-Scholes and given the variable settlement price and cash settlement terms, and recorded a derivative liability. The Company’s derivative instruments will be accounted for under the fair value method and changes in fair value will be reflected in earnings. Due to the unobservable inputs, it is reflected as a Level 3 in the fair value hierarchy.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of December 31, 2012:

Liabilities at Fair Value as of December 31, 2012

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$—	—	$40,915	$40,915

Derivative liability	—	—	278,273	278,273

Total – Liabilities	$—	$—	$319,188	$319,188

NOTE 12 – SUBSEQUENT EVENTS

On January 14, 2013 the Company issued 62,500 shares of common stock at $.08 a share. No other reportable subsequent events were noted.

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

On November 16, 2012 the Company entered into a Company Agreement of Aqueous Services, LLC (“Aqueous”), a Texas limited liability company, with International Aqueous Investments, LLC and Pajarito W&M, LP. Aqueous is a joint venture between the Company and the two aforementioned parties, whereas the Company owns a 33.33% interest in Aqueous. Aqueous is a full water management company with access to a fresh water well that has been permitted to up to one thousand five hundred acre-feet of water per annum. A facility is being constructed near the well that is owned and operated by Aqueous for the purpose of providing water for oil and gas activities in the Eagle Ford. This site includes a designated location for the recycling frac water and produced water. The Company will account for net income (losses) from Aqueous by the equity investment method.

Results of Operations

Three and six months Ended December 31, 2012 compared to three and six months Ended December 31, 2011

Revenue - Our revenue for the three months ended December 31, 2012 was $8,983, compared to $161 for the same period in 2011, and for the six months ended December 31, 2012 was $8,983 and $4,918 for the same period in 2011. Revenue increased in the second quarter and six months ended December 31, 2011, due to increased oil and gas revenue as there was more in-field research and development activity.

Lease Operating Expense - Lease operating expense for the three months ended December 31, 2012 was $2,446 compared to $5,839 for the same period in 2011 and $8,959 for the six months ended December 31, 2012 compared to $8,539for the same period in 2011.

Operating Expense - Total operating expenses for the three months ended December 31, 2012 were $5,253 of depreciation expense and $231,725 of general and administrative expenses respectively, compared to $5,252 depreciation expense and $46,980 of general and administrative expenses for the same period in 2011.  The increased costs ($184,745) in the three months ended December 31, 2011 were related to consulting expense of $167,400 recognized for the issuance of stock for services related to the formation of Aqueous Services, LLC.

Total operating expenses for the six months ended December 31, 2012 were $10,505 of depreciation expense and $305,678 of general and administrative expenses respectively, compared to $10,504 depreciation expense and $122,281 of general and administrative expenses for the same period in 2011. The increased costs ($183,397) in the six months ended December 31, 2012 were related consulting expense of $167,400 recognized for the issuance of stock for services related to the formation of Aqueous Services, LLC.

Net Income (Loss) - Net loss for the three months ended December 31, 2012 was $508,750 compared to net loss of $57,910 for the same period in 2011.  Net loss for the six months ended December 31, 2012 was $594,490 compared to $136,406 for the same period in 2011. The change in loss in the three and six month periods ended December 31, 2011 is mainly related to the consulting expense mention above in warrant expense of $278,273 included in other income and expense.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock.

Net cash used of the Company was $147,583 for the six months ended December 31, 2012 compared to cash used of $131,057 for the same period in 2011.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders. During the six months ended December 31, 2011, our cash and cash equivalent increased to $152,419 from $147,635 at June 30, 2012 due to sales of common stock.

Employees

As of December 31, 2012, Freestone had two employees.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a)  During the six months ended December 31, 2012 the Company filed no Form 8-Ks.

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

Date: February 8, 2013

