Form 10-Q
period 2013-03-31
FREESTONE RESOURCES, INC.
filed 2013-05-15
CIK 1089319

    U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ X ] No [ ]

As of April 30, 2013 there were 64,443,177 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Balance Sheets As of March 31, 2013 and June 30, 2012

Assets

	(Unaudited)	(Audited)
	March 31, 2013	June 30, 2012

Current Assets:
Cash	$60,095	$147,635
Accounts receivable	—	—
Total Current Assets	60,095	147,635

Equipment at oil and gas properties used for research and development	23,000	23,000
Fixed assets, net of accumulated depreciation of $52,751 and $36,040	46,857	31,512
Total fixed assets, net	69,857	54,512

Investment in Aqueous Services	104,999	—
Other assets	13,362	600

Total Assets	$248,313	$202,747

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,939	$6,200
Accrued expenses	8,159	6,908
Notes payable-related parties	—	6,691
Investment in Freestone Water	—	11,978
Derivative liability - warrants	278,273	—
Stock to be issued	—	23,000
Total Current Liabilities	289,371	54,777

Long-term Liabilities:
Asset retirement obligations	40,915	40,915
Total Liabilities	330,286	95,692

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 62,743,177 and 58,364,010 shares issued
and outstanding, respectively	62,743	58,364
Additional paid in capital	17,514,685	17,038,065
Accumulated deficit	(17,659,401)	(16,989,374)
Stockholders' Equity (Deficit)	(81,973)	107,055
Total Liabilities and Stockholders’ Equity	$248,313	$202,747

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2013 and 2012

And for the Period Since Reentering the Development Stage (July 1, 2011 to March 31, 2013)

(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	Since Reentering Developing Stage (July 1, 2011 to March 31, 2013

Revenue:
Oil and gas revenues resulting from research activities	$—	$787	$8,983	$5,705	$55,552
Total revenue resulting from research activities	—	787	8,983	5,705	55,552

Operating expenses:
Lease operating costs	6,731	2,072	15,690	10,611	64,029
Depreciation	6,205	5,252	16,710	15,756	48,964
Stock Based Compensation	—	191,100	—	191,100	1,145 ,100
General and administrative	67,824	47,201	373,502	169,482	936,312
Total operating expenses	80,760	245,625	405,902	386,949	2,194,405

Operating loss	(80,760)	(244,838)	(396,919)	(381,244)	(2,138,853)

Other income (expense):
Warrant expense	—	—	(278,273)	—	(278,273)
Interest income (expense)	188	—	166	—	(2,107)
Gain (Loss) on sale of asset	—	—	—	—	20,541
Other income related to the settlement of EOS litigation	—	—	—	—	1,665,834
Gain (Loss) on Equity Method Investment	5,035	—	4,999	—	(6,979)
Revision to ARO estimate	—	—	—	—	(6,057)
Total other income (expense)	5,223	—	(273,108)	—	1,392,959

Net loss	$(75,537)	$(244,838)	$(670,027)	$(381,244)	$(745,894)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average shares outstanding:
Basic and diluted	62,702,416	53,251,198	62,594,192	52,783,074

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period Since Reentering the Development Stage (July 1, 2011 to March 31, 2013)

And the Nine Months Ended March 31, 2013

(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113

Common stock issued for cash	3,701,250	3,701	310,399	—	314,100
Common stock issued for services	2,450,000	2,450	188,650	—	191,100
Common stock canceled for Hydrex agreement	(300,000)	(300)	300	—	----
Net loss	—	—	—	(497,258)	(497,258)

Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055
Common stock issued for services	600,000	600	168,400	—	169,000
Common Stock Issued for cash	3,779,167	3,779	308,220	—	311,999

Net loss				(670,027)	(670,027)
Balance, March 31, 2013	62,743,177	$62,743	$17,514,685	$(17,659,401)	$(81,973)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2013 and 2012

And for the Period Since Reentering the Development Stage (July 1, 2011 to March 31, 2013)

(Unaudited)

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	Since Reentering Developing Stage (July 1, 2010 to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(670,027)	$(381,244)	$(745,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,710	15,756	48,964
(Gain) Loss on Equity Method Investment	(4,999)	—	(4,999)
Shares issued for demonstration equipment	—	—	58,585
Warrant expense	278,273	—	278,273
(Gain) on sale of investment asset	—	—	(20,541)
Stock based compensation	—	191,100	1,145,100
Decrease in revision of ARO estimate	—	—	6,057
Shares issued for services	169,000	—	193,000
Changes in operating assets and liabilities:
Change in account receivable	—	2,153	22,029
Change in other assets	(12,762)	(600)	(10,575)
Change in accounts payable	—	(19,642)	(244,569)
Change in accounts payable – related party	—	(5,000)	(150,010)
Change in accrued expenses	(2,010)	—	(7,661)
Net cash provided used in operating activities	(225,815)	(197,477)	567,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment asset	—	—	30,000
Investment in Freestone Water Solutions	(11,978)	—	—
Investment in Aqueous Services	(100,000)	—	(100,000)
Purchases of fixed assets	(32,055)	—	(90,640)
Net cash used in investing activities	(144,033)	—	(160,640)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payables – related party	(6,691)	(4,865)	(34,321)
Proceeds from sale of stock	311,999	84,100	1,070,599
Stock returned upon settlement of litigation	—	—	(1,261,364)
Stock to be issued	(23,000)	53,000	(150,000)
Net cash provided by financing activities	282,308	132,235	(375,086)

NET CHANGE IN CASH	(87,540)	(65,242)	32,033
CASH AT BEGINNING OF PERIOD	147,635	93,015	28,062
CASH AT END OF PERIOD	$60,095	27,773	$60,095
Supplemental cash flow information:
Cash paid for interest	$22	$343	$358
Non-cash investing activities:
Stock returned upon settlement of litigation	$—	$—	$(1,261,364)
Stock Based Compensation	$—	$191,100	$1,145,100

The accompanying notes are an integral part of these consolidated financial statements.

  Freestone Resources, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2012 Form 10-K.

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the nine months ended March 31, 2013 and 2012 have been made.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at March 31, 2013 and June 30, 2012.

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

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company  may elect to take advantage of the benefits of this extended transition period in the future.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2013 and June 30, 2012 are as follows:

	March 31, 2013	June 30, 2012
Computers & office furniture	$99,608	$67,552
Equipment at oil and gas properties used for research and development	23,000	23,000
Total fixed assets	122,608	90,552
Less: Accumulated depreciation	(52,751)	(36,040)
Total fixed assets, net of accumulated depreciation	$69,857	$54,512

Depreciation expense was $6,205 for the three months ended March 31, 2013 and $5,252 for the three months ended March 31, 2012. Depreciation expense was $16,710 for the nine months ended March 31, 2013 and $15,756 for the nine months ended March 31, 2012.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of March 31, 2013 and June 30, 2012 the balance owed to Mr. Doran was $0 and $1,691 respectively.

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

During the nine months ended March 31, 2013 the Company had a net loss of $670,027, increasing the deferred tax asset approximately $227,809 at the statutory tax rate of 34%.  Deferred tax assets at March 31, 2013 and June 30, 2012 consisted of the following:

Deferred tax asset related to:

	March 31,	June 30,
	2013	2012
Prior Year	$1,308,755	$1,139,687
Tax Benefit (Expense) for Current Period	227,809	169,068
Net Operating Loss Carryforward	$1,536,564	$1,308,755
Less: Valuation Allowance	(1,536,564)	(1,308,755)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2030. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2013 and June 30, 2012.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sits producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At March 31, 2013, the liability for ARO was $40,915, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2012, the Company has not recognized accretion expense, as the properties were written down to salvage value as of June 30, 2009.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $21,363 and $20,176 for the nine months ended March 31, 2013 and 2012 respectively.

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2013 and June 30, 2012, there were 62,743,177 and 58,364,010 respectively, common shares outstanding.

During the nine months ended March 31, 2013 the Company sold 3,779,167 shares at an average price of $.0826 for a total of $311,999. All shares have been issued as of March 31, 2013.

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

NOTE 9 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of March 31, 2013.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of March 31, 2013:

Liabilities at Fair Value as of March 31, 2013

	Level 1	Level 2	Level 3	Total
Asset retirement obligations	$—	—	$40,915	$40,915

Derivative liability	—	—	278,273	278,273

Total – Liabilities	$—	$—	$319,188	$319,188

NOTE 11 – SUBSEQUENT EVENTS

On April 10, 2013 Freestone Resources, Inc. (the “Company”) issued shares of the Company’s common stock to certain directors, consultants, and staff as consideration for services rendered to the Company.

Clayton Carter, the Company’s Director, received 1,000,000 shares of the Company’s common stock, Don Edwards, the Company’s Director, received 1,000,000 shares of the Company’s common stock, and James Carroll, the Company’s Director, received 100,000 shares of the Company’s common stock.

The Company also issued 600,000 shares of the Company’s common stock to consultants and staff as consideration for services rendered to the Company.

NOTE 12 - SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas (“ASC 932”). The Company generates revenue from the disposal of oil that is extracted during their research and development activities. Currently, as the Company is in the development stage, 100% of their revenue is generated from the revenue associated with the disposal. The properties were purchased as test properties for the various technologies the Company is developing or would analyze for potential development. In order to get the most accurate data of the testing, the Company was required to purchase and own the wells so the data could be verified as accurate by the Company without the fear of third-party variables. The wells are marginally producing wells and it is not economically feasible to perform the work necessary to bring them up to the condition in order for them to effectively produce at this time. As the wells are not currently economically feasible to operate in a capacity other than research and development, and the Company has no intentions to develop the wells at this time, no proved reserves have been estimated. As the wells are not currently economically feasible, there is no value assigned to the oil and gas leaseholds and the equipment is recorded at salvage value.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the nine months ended March 31, 2013and 2012, as follows:

	2013	2012
Acquisition of proved properties	$0	$0
Acquisition of unproved properties	$0	$0
Exploration costs	$0	$0

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the nine months ended March 31, 2013 and 2012:

	2013	2012
Revenues	$8,983	$5,705
Production costs	(15,690)	(10,611)
Depletion, depreciation, accretion and valuation provisions	0	0
Exploration costs	0	0
	(6,707)	(4,906)
Income tax expense	0	0
Results of operations for producing activities (excluding corporate overhead and interest costs)	$(6,707)	$(4,906)

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

	Oil (Bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Balance at June 30, 2012	0	0
Production	104.58	0
Revisions of previous estimates	(104.58)	0
Balance at March 31, 2013	0	0

Proved developed reserves:
June 30, 2011	0	0
June 30, 2012	0	0
March 31, 2013	0	0

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

Results of Operations

Three and nine months Ended March 31, 2013 compared to three and nine months Ended March 31, 2012

Revenue - Our revenue for the three months ended March 31, 2013 was $0, compared to $787 for the same period in 2012, and for the nine months ended March 31, 2013 was $8,983 and $5,705 for the same period in 2012. Revenue decreased in the second quarter due to no activity in the in-field research wells. Revenue increased in the nine months ended March 31, 2012, due to increased oil and gas revenue as there was more in-field research and development activity cersus fiscal year 2012.

Lease Operating Expense - Lease operating expense for the three months ended March 31, 2013 was $6,731 compared to $2,072 for the same period in 2012 and $15,690 for the nine months ended March 31, 2013 compared to $10,611for the same period in 2012.

Operating Expense - Total operating expenses for the three months ended March 31, 2013 were $6,205 of depreciation expense and $67,824 of general and administrative expenses respectively, compared to $5,252 depreciation expense, $191,100 of stock based compensation and $47,201 of general and administrative expenses for the same period in 2012.  The increased administrative costs ($20,623) in the three months ended March 31, 2012 were related to third party consulting expenses and permits.

Total operating expenses for the nine months ended March 31, 2013 were $16,710 of depreciation expense and $373,502 of general and administrative expenses respectively, compared to $15,756 depreciation expense, $191,100 of stock based compensation and $169,482 of general and administrative expenses for the same period in 2012. The increased administrative costs ($204,020) in the nine months ended March 31, 2013 were related consulting expense of $167,400 recognized for the issuance of stock for services related to the formation of Aqueous Services, LLC, increased payroll expenses of $12,000 and increased permits of $4,500.

Net Income (Loss) - Net loss for the three months ended March 31, 2013 was $75.537 compared to net loss of $244,838 for the same period in 2012.  Net loss for the nine months ended March 31, 2013 was $670,027 compared to $381,244 for the same period in 2012. The change in loss in the three and nine month periods ended March 31, 2012 is related to the items commented on above.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock.

Net cash used by the Company was $87,540 for the nine months ended March 31, 2013 compared to cash used of $65,242 for the same period in 2012.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders. Our cash balance at March 31, 2013 was $60,095.

Employees

As of March 31, 2013, Freestone had two employees.

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

(a)  During the nine months ended March 31, 2013 the Company filed no Form 8-Ks.

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

Date: May 15, 2013

