Form 10-K
period 2013-06-30
FREESTONE RESOURCES, INC.
filed 2013-09-19
CIK 1089319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

For the Transition Period from ________ to ________

FREESTONE RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

NEVADA	000-28753	90-0514308
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Republic Center, Suite 1350 325 N. St. Paul St. Dallas, TX	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  214-880-4870

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par value $0.001

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes☐ No ☑

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☑ No☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013: $2,732,545.

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of September 10, 2013, the Registrant had 68,943,177 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Background

Freestone Resources, Inc. (the “Company” or “Freestone”) is an oil and gas technology development company that is actively developing and marketing technologies and solvents designed to benefit various sectors in the oil and gas industry. The Company has re-launched its Petrozene solvent after months of working with manufactures to develop a new and improved formula. Petrozene is predominantly used for paraffin buildup. .Petrozene can be used for pipelines, oil storage tanks, oil sludge build up, de-emulsification, well treatment, as a corrosion inhibitor and as a catalyst in opening up formations thereby aiding in oil production.

On November 16, 2012 the Company entered into a Company Agreement of Aqueous Services, LLC (“Aqueous”), a Texas limited liability company, with International Aqueous Investments, LLC and Pajarito W&M, LP. Aqueous is a joint venture between the Company and the two aforementioned parties, whereas the Company owns a 33.33% interest in Aqueous. Aqueous is a full water management company with access to a fresh water well that has been permitted to up to one thousand five hundred acre-feet of water per annum. A facility has been constructed that is owned and operated by Aqueous for the purpose of providing water for oil and gas activities in the Eagle Ford. This site includes a designated location for the recycling frac water and produced water.

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

Technology Development Business

Freestone is actively engaged in the development of technologies that can enhance oil and gas production in an environmentally responsible way. The Company currently markets and sells Petrozene, which is a solvent derived from recycled hydrocarbons. Petrozene can cost effectively decrease paraffin buildup in oil and gas wells, and can be utilized to clean oil storage facilities. Furthermore, Petrozene has been shown to reduce bottom sediment and water in oil storage tanks and act as a de-emulsification agent.

Freestone is also involved in Aqueous which was developed to provide water to the oil and gas industry in the Eagle Ford Shale. Aqueous has developed the facility so that it can be expanded to include frac water recycling and full water management for exploration and production companies.

Products and Services

Solvent Testing and Water Production

Freestone’s current well assets and leases were purchased for the purpose of testing various solvents and technologies designed to increase oil and gas production. These leases contain wells that have paraffin and asphaltine problems, and the tests are allowing the Company to perfect a treatment method that can be marketed to potential customers.

Freestone is actively working with Aqueous in order to develop a large customer base for its freshwater sales facility, as well as actively researching products and technologies that can be utilized to recycle frac water and produced water.

Research and Development

Freestone is currently evaluating other oil and gas treatment technologies, solvents, and water treatment systems that enhance the services and technologies offered by the Company.  The current technologies under evaluation focus on the waste streams created by the oil and gas industry.  These waste streams include: oil-based sludge, frac water, produced water, tailing ponds derived from oil sand production, etc.

Growth Strategy

Freestone is actively pursuing a strategy of growth through the development of joint ventures and sales agreements with oil and gas, and environmental service companies that can utilize Petrozene. Freestone’s growth strategy also includes investment and development of various water management services for the oil and gas industry through its joint venture Aqueous.  Freestone intends to research various methods in which to expand its marketing efforts to refineries, oil and gas storage companies, oil and gas service companies, independent operators, and environmental service companies.

Sale of Natural Gas and Oil

Freestone does not intend to refine its natural gas or oil production. Freestone will sell all or most of its production to certain purchasers in a manner consistent with industry practices at prevailing rates.  Freestone currently sells its natural gas to Tristate ETX, LLC(previously Shoreline Gas, LLC) and sells oil to Bargas, Inc, Superior Crude Gathering, Inc. Under current conditions, we should be able to find other purchasers, if needed.  All of our produced oil is held in tank batteries and then each respective purchaser transports the oil by truck.  Respectively, our natural gas is transported via pipeline.

Environmental Matters

Freestone’s oil and gas operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.  The Company intends to hold an annual shareholder’s meeting in the third quarter of the fiscal year ending June 30, 2014.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently quoted on the OTCQB under the symbol “FSNR.”

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2013 and 2012.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2013	High	Low
First Quarter	$0.25	$0.06
Second Quarter	$0.30	$0.17
Third Quarter	$0.23	$0.12
Fourth Quarter	$0.18	$0.11

Fiscal 2012	High	Low
First Quarter	$0.25	$0.15
Second Quarter	$0.25	$0.10
Third Quarter	$0.30	$0.04
Fourth Quarter	$0.22	$0.08

Shareholders

As of June 30, 2013, there were approximately 248 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

As part of the agreement the Company sold 300,000 shares of common stock to each partner at par value of .001 a share. The Company treated the difference between the selling price and the fair market value of the stock as consulting expense resulting in a $167,400 expense in the second quarter. The Company also sold each of the JV partners 500,000 warrants to purchase shares of common stock at 80% of the closing price on the exercise date. The warrants vest immediately and have a three year term from the issuance date. The Company accounted for the transaction using the Black-Scholes option pricing model and given the variable settlement price and cash settlement terms recorded an expense of $279,625 and a resulting derivative liability. All of the derivative instruments will be accounted for under the fair value method and changes in fair value will be reflected in earnings.

Stock compensation

On April 10, 2013 the Company, through a unanimous consent of the Board of Directors, agreed to issue the following stock (total of 2,700,000 shares, valued at $378,000):

  1,000,000 shares at $0.14 per share pursuant to SEC Rule 144, to Mr. G. Don Edwards, the Company’s Chief Investment Officer, Secretary and Director, in lieu of cash compensation for services.
  1,000,000 shares at $0.14 per share pursuant to SEC Rule 144, to Mr. Clayton Carter, the Company’s President and Director, in lieu of cash compensation for services.
  100,000 shares at $0.14 per share pursuant to SEC Rule 144, to Mr. James Carroll, the Company’s Chief Financial Officer and Director, in lieu of cash compensation for services.
  250,000 shares at $0.14 per share pursuant to SEC Rule 144, to Mr. Richard Harris, a Consultant for the Company, in lieu of cash compensation for services.
  300,000 shares at $0.14 per share pursuant to SEC Rule 144, to Capital Financial Consultants, LLC, a Consultant for the Company, in lieu of cash compensation for services.
  50,000 shares at $0.14 per share pursuant to SEC Rule 144, to Mark Smith a Consultant for the Company.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At present, Freestone’s management is focused on the development of the Petrozene product line, and assisting Aqueous with the continued development of its water management facility. The continued development of Aqueous includesthe testing and utilization of technology that can effectively recycle frac water and produced water, as well as the sale of fresh water for oil and gas exploration and production purposes.  Freestone’s acquisitions of certain oil and gas properties are necessary to conduct research and development for its hydrocarbon-based product Petrozene.   Minimal revenues have been earned and related expenses have been incurred from the incidental operation of these oil and gas interests, as well as miscellaneous fees associated with the corporation. Freestone continues to look for various solvents, chemicals, and technologies that might fit into Freestone’s petro-chemical line, and continues to seek opportunities in the oil and gas water industry.

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

Results of Operations for the Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012

Revenues

Revenue for the years ended June 30, 2013 and June 30, 2012 were $8,983 and $5,705, respectively. This was provided by sales of oil of $8,983 and $0 respectively, sales of gas of $0 and $5,705 respectively.

Operating Expense

Total operating expenses in the years ended June 30, 2013 and 2012 were $856,790 and $471,893, respectively. These included cost of sales which, for the years ended June 30, 2013 and June 30, 2012 were made up of lease operating costs of $14,203 and $21,611, respectively.  Stock issued and recorded as consulting expense related to Aqueous was $167,400 and $0 as of June 30, 2013 and 2012, respectively. Stock based compensation included of consulting and contract services paid for by the issuance of common stock of $378,000 and $191,100 for the years ended June 30, 2013 and 2012, respectively, depreciation of $25,053 and $21,008 year respectively, with the balance of general and administrative expenses of 272,134 and $223,174, respectively.

The increase is stock based compensation of $186,900 is related to the stock price being higher by 79% in 2013 versus 2012.

The increase of $33,960 in general and administrative expenses is related to a increase in payroll expenses of $28,780, and general expenses of about $5,000.

Other income and expense for the years ended June 30, 2013 and 2012 consist of other expense of $287,277 and expense of $31,070, respectively. The change of $256,207 is due to warrants being issued for the Aqueous Services, LLC ("Aqueous") agreement of $279,625 partially offset by a smaller ARO adjustment in 2013 versus 2012 of about $22,000.

Net (Loss) Income

Net loss for the year ended June 30, 2013 was $1,135,084. Net loss for the year ended June 30, 2012 was $497,258.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

During the year ended June 30, 2013, cash increased by $58,132 to $205,767 at June 30, 2013. This increase resulted from the financing activities, specifically the sale of stock, of about $542,000 and mostly off-set by use of cash in our operating activities.

Net cash used by operating activities was $565,394 for the year ended June 30, 2013, compared to net cash used by operating activities of $279,688 for the same period ending June 30, 2012.

Employees

As of June 30, 2013, our only employees are the officers of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc., together with the Report of Independent Registered Public Accounting Firm of The Hall Group, CPAs covering our years ended June 30, 2013 and 2012, appear on pages 20 through 35 of this report.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2013 and 2012.

	Quarter Ended:
Fiscal year ended June 30, 2013	30-Sep-12	31-Dec-12	31-Mar-13	30-Jun-13
Revenues	$0	$8,983	$0	$0
Gross profit	0	8,983	0	0
Net income (loss)	(85,740)	(508,750)	(75,537)	(465,057)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted average shares used in per share calculation, basic and diluted	58,364,010	62,183,304	62,702,198	62,702,416

	Quarter Ended:
Fiscal year ended June 30, 2012	30-Sep-11	31-Dec-11	31-Mar-12	30-Jun-12
Revenues	$4,757	$161	$787	$0
Gross profit	4,757	161	787	0
Net income (loss)	(78,496)	(57,910)	(244,838)	(116,014)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares used in per share calculation, basic and diluted	52,512,760	52,598,629	53,251,198	56,275,548

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2013.   Based on its evaluation, our management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons serve as directors and officers of Freestone Resources, Inc.:

Clayton Carter, Chief Executive Officer and President

James F. Carroll, Chief Financial Officer

Don Edwards, Chief Investment Officer

Clayton Carter, age 28, received his Bachelor of Arts in Integrated Marketing and Communications from Pepperdine University. With his extensive knowledge of the public markets and investment-based finance, Mr. Carter has raised the capital to develop multiple startups. Mr. Carter has served as President and Director of Freestone Resources since January 2009, and will continue his current duties at the Company as the Chief Executive Officer and Chairman of the Company. Mr. Carter strongly believes in Freestone's continuing mission to develop new technologies that allow for the utilization of various petroleum resources in an environmentally responsible and cost effective way.   Mr. Carter has served as the President of Freestone Resources since September of 2008.  Previous positions within the past five years include a position as a customer service representative at Wells Fargo bank.

Don Edwards, age 64, is a graduate from Texas Christian University with a BBA degree concentrating in Finance and Economics. Mr. Edwards started his business career with E. F. Hutton where he was a regional OTC Coordinator. He also ran a trading desk for OTC stocks. He later served as President, CFO, CEO and Director for four securities firms as well as a Director for two savings and loans. He has been responsible for managing many public and private companies. He has raised startup capital for dozens of both private and public companies. Mr. Edwards has vast knowledge in the investment field including fine art. He has bought and sold art works of such artists as Charles Russell and Monet. Don was a licensed Insurance agent for many years and assisted in managing the West Texas region for Mass Mutual Life Ins. Co. Don also has a background in the Oil and Gas Industry. His family has run a successful Drilling Co. in West Texas for over half a century. Mr. Edwards will maintain his position as Chief Investment Officer of the Company.  Mr. Edwards has served as the Chief Investment Officer for the Company for six months.  Prior to his employment at the Company, Mr. Edwards was self employed.

James F. Carroll, 57, has served as the Chief Financial Officer and Treasurer of Freestone since May 1, 1999. He has served as a director of Freestone since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by F. Schumacher & Co., a New York fabric company, as a manager of production, purchasing and inventory. Mr. Carroll received a B.B.A. degree in public accounting from Pace University of New York in 1985.

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

Code of Ethics

The Company has adopted the following code of ethics for officers, directors and employees:

•	Show respect towards others in the workplace
•	Conduct all business activities in a fair and ethical manner
•	Work dutifully and responsibly for the Company’s shareholders and stakeholders

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2013 and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Investment Officer (CIO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Clayton Carter,	2013	38,900	0	140,000	0	0	0	0	178,900
CEO	2012	40,020	0	78,000	0	0	0	0	118,020
Don Edwards,	2013	43,550	0	140,000	0	0	0	0	183,550
CIO	2012	27,000	0	78,000	0	0	0	0	105,000
James Carroll, CFO	2013	0	0	14,000	0	0	0	0	14,000
	2012	0	0	7,800	0	0	0	0	7,800

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

ITEM 12.     SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of June 30, 2013, the following persons are known to Freestone to own 5% or more of Freestone's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned*	Percent of Class

Clayton Carter, President, CEO and Director	6,005,000	8.79%

James Carroll, Chief Financial Officer and Director	1,890,000	2.77%

Don Edwards, Chief Investment Officer and Director	4,900,000	7.17%

Richard Feldman	3,600,000	5.68%

Cade Carter (a)	3,123,180	4.57%

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the our annual financial statements and review of the financial statements included in our Form 10-K and Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2013 was $28,000, and $24,400 for fees relating to the year ended June 30, 2012.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.     EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Operations – For the Years Ended June 30, 2013 and 2012 and Since Reentering the Development Stage (July 1, 2010 through June 30, 2013)

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2013 and 2012 and Since Reentering the Development Stage (July 1, 2010 through June 30, 2013)

Consolidated Statements of Stockholders’ Equity) – For the Years Ended June 30, 2013 and 2012

Notes to the Consolidated Financial Statements

 (b)  Freestone filed the following Exhibits in the year ended June 30, 2013:

On April 10, 2013 Freestone filed an 8-K to report the Unregistered Sales of Equity Securities (incorporated by reference to the Form 8-K filed on April 10, 2013)

(c)  Exhibits

31	Certification

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freestone Resources, Inc.

Dated: September 17, 2013	By:	/s/ Clayton Carter
Clayton Carter, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Clayton Carter	President, Chief Executive Officer and Director	September 17, 2013
Clayton Carter

By: /s/ James Carroll	Chief Financial Officer, Director	September 17, 2013
James Carroll

By: /s/ Don Edwards	Chief Investment Officer, Director	September 17, 2013
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Freestone Resources, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Freestone Resources, Inc. (a Development Stage Company) as of June 30, 2032 and 2012 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended and since reentering the development stage (July 1, 2010 through June 30, 2013).   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Freestone Resources, Inc.’s internal control over financial reporting as of June 30, 2013 and 2012 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and since reentering the development stage (July 1, 2010 through June 30, 2013), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Hall Group,CPAs

The Hall Group, CPAs

Dallas, Texas

September 13, 2013

FREESTONE RESOURCES, INC.

(A Development Stage Company)

Consolidated Balance Sheets

As of June 30, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash	$205,767	$147,635
Accounts receivable, net of allowance of $0 and $0	0	0
Total current assets	205,767	147,635

Oil and gas properties used for research and development	20,000	23,000
Equipment and other fixed assets, net of accumulated depreciation of $61,094 and $36,040	47,889	31,512
Total fixed assets, net	67,889	54,512

Investment in Aqueous Services, LLC	109,763	0
Other assets	8,910	600

TOTAL ASSETS	$392,329	$202,747

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,452	$6,200
Accrued expenses	5,784	6,908
Note payable, related party	0	6,691
Equity Investment in Freestone Water Solutions	0	11,978
Derivative Liability	279,625	0
Stock to be issued	0	23,000
Total current liabilities	290,861	54,777

Long term liabilities:
Asset retirement obligations	40,497	40,915
Total long term liabilities	40,497	40,915
TOTAL LIABILITIES	331,358	95,692

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 100,000,000 shares
authorized, 68,318,177 and 58,364,010 shares issued and outstanding	68,318	58,364
Additional paid in capital	18,117,111	17,038,065
Accumulated deficit	(18,124,458)	(16,989,374)
Total stockholders' equity	60,971	107,055
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$392,329	$202,747

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended June 30, 2013 and 2012 and

Since Reentering the Development Stage (July 1, 2010 to June 30, 2013)

			Since Reentering the Development Stage (July 1, 2010 to
	2013	2012	June 30, 2013)
Revenue:
Oil & gas revenues resulting from research activities	$8,983	$5,705	$55,552
Total revenue	8,983	5,705	55,552

Operating expenses:
Lease operating costs	14,203	21,611	62,542
Depreciation	25,053	21,008	57,307
Stock-based compensation	545,400	191,100	1,690,500
General and administrative	272,134	238,174	834,944
Total operating expenses	856,790	471,893	2,645,293
Net operating (loss)	(847,807)	(466,188)	(2,589,741)

Other income (expense):
Other income related to the settlement of the EOS litigation	0	0	1,665,834
Other income	188	0	188
Warrants expense	(279,625)	0	(279,625)
Gain on sale of asset	(3,000)	3,265	17,541
Loss on equity method investment	(5,327)	(11,978)	(17,215)
Revision to ARO estimate	418	(22,263)	(5,639)
Interest expense	(21)	(94)	(2,294)
Total other income (expense)	(287,277)	(31,070)	1,378,790

Net income (loss)	$(1,135,084)	$(497,258)	$(1,210,951)

Basic and diluted income (loss) per share:
Net income (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	68,383,885	57,544,765

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Years Ended June 30, 2013 and 2012 and

Since Reentering the Development Stage (July 1, 2010 to June 30, 2013)

			Since Reentering the Development Stage (July 1, 2010 to
	2013	2012	June 30, 2013)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,135,084)	$(497,258)	$(1,210,951)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	25,053	21,008	57,307
(Gain) Loss on sale of investment asset	3,000	(3,265)	(17,541)
(Gain) Loss on equity method investiment	5,237	0	5,237
Shares issued for demonstration equipment	0	0	58,585
Stock based compensation	378,000	191,100	1,523,100
Increase (Decrease) in revision to ARO estimate	(418)	22,263	5,639
Shares issued for warrants	169,000	0	193,000
Change in assets and liabilities:
Accounts receivable	0	2,153	22,029
Other assets	(8,310)	2,487	(6,123)
Accounts payable	(748)	(16,847)	(245,317)
Accounts payable – related parties	0	0)	(150,010)
Accrued expenses	(1,124)	(1,329)	(6,775)
Net cash provided by (used in) operating activities	(565,394)	(279,688)	228,180

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(41,430)	0	(100,015)
Investment in Freestone Water Solutions	(126,978)	11,978	(115,000)
Proceeds from sale of investment asset	0	0	30,000
Net cash provided by (used in) investing activities	(168,408)	11,978	(185,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	542,000	314,100	1,300,600
Stock to be issued	(23,000)	23,000	(150,000)
Payments on notes payable, related parties	(6,691)	(14,770)	(34,321)
Derivative liability	279,625	0	279,625
Stock returned upon settlement of litigation	0	0	(1,261,364)
Net cash provided by (used in) financing activities	791,934	322,330	134,540

NET CHANGE IN CASH	58,132	54,620	177,705

CASH AT BEGINNING OF YEAR	147,635	93,015	28,062

CASH AT END OF YEAR	$205,767	$147,635	$205,767

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$22	$94	$358
Cash paid for income taxes	0	0	0
Stock issued for acquisition of subsidiary	0	0	(1,261,364)
Stock based compensation	378,000	191,100	1,523,100

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2013 and 2012

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	0	444,500
Common stock issued for Demo equipment	100,000	100	58,485	0	58,585
Common stock issued for services	5,300,000	5,300	948,700	0	954,000
Common stock issued for warrants	500,000	500	23,500	0	24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)	0	(1,261,364)

Net loss				421,391	421,391
Balance, June 30, 2011	52,512,760	52,513	16,538,716	(16,492,116)	99,113

Common stock issued for cash	3,701,250	3,701	310,399	0	314,100
Common stock issued for services	2,450,000	2,450	188,650	0	191,100
Common stock canceled for Hydrex agreement	(300,000)	(300)	300	0	0

Net loss				(497,258)	(497,258)
Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055

Common stock issued for cash	6,654,167	6,654	535,346	0	542,000
Common stock issued for services	2,700,000	2,700	375,300	0	378,000
Common stock issued for Warrants	600,000	600	168,400	0	169,000

Net loss				(1,135,084)	(1,135,084)
Balance, June 30, 2013	68,318,177	$68,318	$18,117,111	$(18,124,458)	$60,971

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

Notes To Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Freestone Resources, Inc. (“Freestone” or the “Company”) is an oil and gas technology development company. The Company is located in Dallas, Texas and is incorporated under the laws of the State of Nevada.

The Company’s primary business is the development of new technologies that allow for the utilization of oil and gas resources in an environmentally responsible and cost effective way, as well as the development of technologies and services that can be utilized by the oil and gas industry.

Development Stage Company:

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

Going Concern Uncertainties:

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Freestone Technologies, LLC, all of which have a fiscal year end of June 30, 2013. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

The Company owns 33.33% of Aqueous Services, LLC and has recorded the investment in accordance with the equity method.

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

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.   The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non interest bearing transaction accounts of up to $250,000 through December 31, 2013.  At June 30, 2013, none of the Company’s cash was in excess of federally insured limits.

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

Accounts Receivable:

Accounts Receivable consists of accrued oil and gas receivables due from purchasers of oil and gas for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale.  Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at June 30, 2013 and 2012.

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

 Asset Retirement Obligation:

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties. The settlement date fair value is discounted at Freestone Resource’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to the ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in the ARO.   During 2013 and 2012, the Company recognized no accretion expense, as the properties were written down to salvage value as of June 30, 2009.

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

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2013 and 2012 are as follows:

	2013	2012
Computers & office furniture	$108,983	$67,552
Oil and gas properties used for research and development	20,000	23,000
Total fixed assets	128,983	90,552
Less: Accumulated depreciation	(61,094)	(36,040)
Total fixed assets, net of accumulated depreciation	$67,889	$54,512

Depreciation expense was $25,053 and $21,008 for the years ended June 30, 2013 and 2012, respectively.

The Company wrote-off $3,000 of oil and gas related equipment during 2013.

NOTE 3 – RELATED PARTY TRANSACTIONS

On May 26, 2009, the Company received a loan from Mike Doran (“Doran”), the Company’s CEO at that time, in the amount of $25,000.  A note payable was formally prepared by the Company but never executed by Doran.  The terms of the loan included an interest rate of three and a half percent, and the payment of twelve monthly installments beginning on October 31, 2009.  On July 8, 2009, an amended and restated promissory note with similar terms was executed to replace the original note payable, at which time the Company recorded a $6,200 gain on extinguishment of debt.   During the year ended June 30, 2009, the Company received an advance from Doran of $20,000 which was repaid during the year.    As of June 30, 2013 and 2012 the balance owed to Mr. Doran was $0 and $1,691 respectively.

On July 9, 2009, the Company received an advance from Jimmy Carter, a shareholder, in the amount of $25,000.  There are no terms on the advance and no interest is paid.  At June 30, 2013 and 2012 the balance owed was $0 and $5,000.

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

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (“ARO”) represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the year ended June 30, 2013 and June 30, 2012, Freestone Resources recognized no accretion expense.

The following table presents the changes in the asset retirement obligations for the year ended June 30, 2013 and 2012.

	2013	2012
Asset retirement obligations beginning period	$40,915	$24,917
Accretion expense	0	0
Change in ARO estimate	(418)	22,263
ARO liability transferred on property sold	0	(6,265)
Asset retirement obligations, end of period	$40,497	$40,915

NOTE 5 – INVESTMENT IN AQUEOUS SERVICES, LLC.

On November 16, 2012 the Company formed Aqueous Services, LLC (“Aqueous”), a Texas limited liability company, with International Aqueous Investments, LLC and Pajarito W&M, LP. The Company made an initial capital contribution of $100,000 in exchange for a 33.33% interest in the joint venture. Aqueous is a full water management company with access to a fresh water well that has been permitted to extract up to one thousand five hundred acre-feet (approximately 500 million gallons) of water per annum. Aqueous constructed and operates a facility to provide fresh water for oil and gas activities in the Eagle Ford. This site also includes a designated location for the recycling frac and production water.

The joint venture is accounted for under the equity method as follows:

Balance 6/30/12	$0

Capital Contributions	115,000

Equity in Loss of JV	(5,327)

Balance 6/30/13	$109,673

NOTE 6 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2013 and 2012, there were 68,318,177 and 58,364,010, respectively, common shares outstanding.

The Company has not paid a dividend to its shareholders.

As part of the agreement to form Aqueous Service, LLC. the Company sold 300,000 shares of common stock to each partner at par value of .001 a share. The Company treated the difference between the selling price and the fair market value of the stock as consulting expense resulting in a $168,400 expense in the second quarter

Stock Warrant and Derivative Liability:

The Company also sold each of the JV partners 500,000 warrants to purchase shares of common stock at 80% of the closing price on the exercise date. The warrants vest immediately and have a three year term from the issuance date. These warrants expire August 15, 2015. The Company accounted for the transaction using the Black-Scholes option pricing model and given the variable settlement price and cash settlement terms recorded an expense of $278,273 in the second quarter and $1,352 in the fourth quarter resulting in a derivative liability. All of the derivative instruments will be accounted for under the fair value method and changes in fair value will be reflected in earnings.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Freestone has calculated its tax liability in accordance with Section 382 of the Internal Revenue Code which generally limits the amount of its income that can be offset by historical losses (NOL carryforwards) once a corporation has undergone an ownership change.  Ownership changed in Freestone on November 1, 2007. The cumulative net operating loss carry-forward that can offset current and/or future income includes amounts and is approximately $2,576,000.   The use of this loss carryforward is limited under Internal Revenue Code Section 382 due to an ownership change in the fiscal year ended June 30, 2008.  The annual limitation is currently $151,000.

During the year ended June 30, 2013 and 2012, the Company had a net loss of $1,135,084 and net loss of $497,258, respectively, changing the deferred tax asset by $385,929 and $169,068 at the statutory tax rate of 34%.  All NOLs will expire between 2019 and 2030.   The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2013 and 2012.

Freestone’s net deferred tax amounts are as follows:

	2013		2012
Tax benefit (expense) at statutory rate	$385,929	34%	$169,068	34%
Permanent differences	0	0%	0	0%
State income taxes	0	0%	0	0%
Expiration of NOL’s and other	0	0%	0	%
Valuation allowance	385,929	(34)%	169,068	(34)%
Net Tax Provision	$0	0%	$0	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2013 and 2012 are as follows:

	2013	2012

Deferred tax assets:
Net operating losses carry forwards	$1,308,755	$1,139,687
Current year benefit (expense)	385,929	169,068
Total deferred tax assets	1,694,684	1,308,755
Deferred tax liabilities	0	0
Total deferred tax liabilities	0	0
Net deferred tax asset	1,694,684	1,308,755
Valuation allowance	(1,694,684)	(1,308,755)
Deferred tax asset, net	$0	$0

NOTE 8 – CONCENTRATION OF REVENUE

During the fiscal year ended June 30, 2013, 100% of revenue from oil and gas sales was generated from one wholesaler.    In fiscal year ended June 30, 2012, 100% of revenue from oil and gas sales was generated from one wholesaler.

NOTE 9 – FREESTONE TECHNOLOGIES, LLC

On October 24, 2008, Freestone established Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.   These wells were purchased to be used to test Freestone’s chemical solvents.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone. During 2013 the Company wrote off the Oil Field assets of Freestone Tech resulting in a $3,000 loss.

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

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level 2	Inputs to the valuation methodology include:
	-	quoted prices for similar assets or liabilities in active markets.
	-	quoted prices for identical or similar assets or liabilities in inactive markets.
	-	inputs other than quoted prices that are observable for the asset or liability.
	-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of June 30, 2013 and 2012:

Assets at Fair Value

	Level 1	Level 2	Level 3	Total
June 30, 2013:
Cash	$205,767	$0	$0	$205,767
June 30, 2012:
Cash	$147,635	$0	$0	$147,635

Asset retirement obligations are recorded based on the present value of the estimated cost to retire the oil and gas properties and are depleted over the useful life of the asset. The settlement date fair value is discounted at the Company’s credit adjusted risk-free rate in determining the abandonment liability. Derivative Liability is calculated using the black scholes method to estimate the Companys future liability for stock warrants outstanding.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of June 30, 2013and 2012:

 Liabilities at Fair Value

	Level 1	Level 2	Level 3	Total
June 30, 2013: Asset retirement obligations	$0	$0	$40,497	$40,497
Derivative Liability	$0	$0	$279,625	$279,625
June 30, 2012: Asset retirement obligations	$0	$0	$40,915	$40,915
Derivative Liability	$0	$0	$0	$0

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in June 2014.  The lease requires fixed escalations and payment of electricity costs.   Rent expense, included in general and administrative expenses, totaled approximately $28,563 and $31,140 for the fiscal years ended June 30, 2013 and 2012, respectively.

The future minimum rental commitments under the operating lease are as follows:

Fiscal Year Ending June 30,	Minimum Rental Commitments
2014	$24,112
2015	0
2016	0
2017	0
2018	0
Thereafter	0
$24,112

NOTE 12 – IMPAIRMENT OF OIL AND GAS PROPERTIES

During the fiscal years ended June 30, 2013 and June 30, 2012, the Company recorded impairment expense of $0 and $0, respectively, related to its oil and gas property and equipment.

NOTE 13 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2012 totaling $18,124,458 and recurring losses from operations.  Because of this accumulated loss, Freestone will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Freestone will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support their working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Freestone will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Freestone.    If adequate working capital is not available Freestone may not be able to continue its operations.    Management believes that the efforts it has made to promote its business will continue for the foreseeable future.

These conditions raise substantial doubt about Freestone’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Freestone be unable to continue as a going concern.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company believes that the adoption of any new pronouncements will not have an impact on its financial statements.

NOTE 15 - SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas (“ASC 932”). The Company generates revenue from the disposal of oil that is extracted during their research and development activities. Currently, as the Company is in the development stage, 100% of their revenue is generated from the revenue associated with the disposal. The properties were purchased as test properties for the various technologies the Company is developing or would analyze for potential development. In order to get the most accurate data of the testing, the Company was required to purchase and own the wells so the data could be verified as accurate by the Company without the fear of third-party variables. The wells are marginally to poorly producing wells and it is not economically feasible to perform the work necessary to bring them up to the condition in order for them to effectively produce. As the wells are not economically feasible to operate in a capacity other than research and development, and the Company has no intentions to develop the wells, no proved reserves have been estimated. As the wells are not economically feasible, there is no value assigned to the oil and gas leaseholds and the equipment is recorded at salvage value.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the nine months ended June 30, 2013and 2012, as follows:

	2013	2012
Acquisition of proved properties	$0	$0
Acquisition of unproved properties	$0	$0
Exploration costs	$0	$0

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the nine months ended June 30, 2013 and 2012:

	2013	2012
Revenues	$8,983	(21,611)

Production costs	(14,203)	(21,611)

Depletion, depreciation, accretion and valuation provisions	0	0

Exploration costs	0	0
	(5,220)	(15,906)
Income tax expense	0	0

Results of operations for producing activities (excluding corporate overhead and interest costs)	$(5,220)	$15,906)

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

	Oil (Bbls)	Gas (mcf)
Proved developed and undeveloped reserves:

Balance at June 30, 2012	0	0

Production	104.58	0

Revisions of previous estimates	(104.58)	0

Balance at June 30, 2013	0	0

Proved developed reserves:

June 30, 2011	0	0

June 30, 2012	0	0

June 30, 2013	0	0

NOTE 16 – SUBSEQUENT EVENTS

Since June 30, 2013 the Company has sold 625,000 shares of common stock for $08 per share totaling $50,000. As of the date of this report there are no other reportable subsequent events.

