Form 10-Q
period 2013-09-30
FREESTONE RESOURCES, INC.
filed 2013-11-12
CIK 1089319

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-28753

FREESTONE RESOURCES, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	90-0514308
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

As of November 5, 2013 there were 68,943,177 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Balance Sheets As of September 30, 2013 and June 30, 2013

Assets

	(Unaudited)	(Audited)
	September 30, 2013	June 30, 2013

Current Assets:
Cash	$181,006	$205,767
Accounts receivable	—	—
Deposits and other assets	—	—
Total Current Assets	181,006	205,767

Oil and gas properties used for research and development	20,000	20,000
Fixed assets, net of accumulated depreciation of $67,967 and $61,093	41,015	47,889
Total fixed assets, net	61,015	67,889

Investment in Aqueous Services, LLC	101,406	109,763
Other assets	8,910	8,910

Total Assets	$352,337	$392,329

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,280	$5,452
Accrued expenses	6,239	5,784
Notes payable-related parties	—	—
Derivative Liability	279,625	279,625
Stock to be issued		—
Total Current Liabilities	287,144	290,861

Long-term Liabilities:
Asset retirement obligations	40,497	40,497
Total Liabilities	327,641	331,358

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
Authorized 68,943,177 and 68,318,177 shares issued	68,943	68,318
and outstanding, respectively
Additional paid in capital	18,166,486	18,117,111
Accumulated deficit	(18,210,733)	(18,124,458)
Stockholders' Equity	24,696	60,971
Total Liabilities and Stockholders’ Equity	$352,337	$392,329

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Statements of Operations For the Three Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Since Reentering the Development Stage (July 1, 2010 to September 30, 2013
Revenue:
Oil and gas revenues resulting from research activities	$—	$—	$55,552
Other oil and gas related revenues	6,460	—	6,460
Total revenue from oil and gas activities	6,460	—	62,012

Operating expenses:
Cost of Revenue	2,925	—	2,925
Lease operating costs	56	6,513	62,598
Depreciation	6,874	5,252	64,181
Stock based compensation	—	—	1,690,500
General and administrative	75,359	73,953	910,303
Total operating expenses	85,214	85,718	2,730,507

Operating loss	(78,754)	(85,718)	(2,668,495)

Other income (expense):
Interest income (expense)	—	—	(2,294)
Other income related to the settlement of the EOS litigation	—	—	1,665,834
Other income	836	—	1,024
Warrant expense	—	—	(279,625)
Revision to ARO estimate	—	—	(5,639)
Loss on Equity Method Investment	(8,357)	(22)	(25,572)
Gain on sale of asset	—	—	17,541
Total other income (expense)	(7,521)	(22)	1,371,269

Net income (loss)	$(86,275)	$(85,740)	$(1,297,226)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	68,820,894	58,364,010

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period Since Reentering the Development Stage (July 1, 2010 to September 30, 2013)

And the Three Months Ended September 30, 2013

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	—	444,500
Common stock issued for Demo equipment	100,000	100	58,485	—	58,585
Common stock issued for services	5,300,000	5,300	948,700	—	954,000
Common stock issued for warrants	500,000	500	23,500	—	24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)	—	(1,261,364)
Net loss	—	—	—	421,391	421,391

Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113

Common stock issued for cash	3,701,250	3,701	310,399	—	314,100
Common stock issued for services	2,450,000	2,450	188,650	—	191,100
Common stock cancelled for Hydrex agreement	(300,000)	(300)	300	—	—

Net loss	—	—	—	(497,258)	(497,258)
Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055

Common stock issued for cash	6,654,167	6,654	535,346	—	542,000
Common stock issued for services	2,700,000	2,700	375,300	—	378,000
Common stock issued for Warrants	600,000	600	168,400	—	169,000

Net loss	—	—	—	(1,135,084)	(1,135,084)
Balance, June 30, 2013	68,318,177	$68,318	$18,117,111	$(18,124,458)	$60,971

Common stock issued for cash	625,000	625	49,375	—	50,000

Net loss	—	—	—	(86,275)	(86,275)
Balance, September 30, 2013	68,943,177	$68,943	$18,166,486	$(18,210,733)	$24,696

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows Three Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Since Reentering Developing Stage (July 1, 2010 to September 30, 2013)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,275)	$(85,740)	$(1,297,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,874	5,252	64,181
Shares issued for demonstration equipment	—	—	58,585
(Gain) loss on equity method investment	8,357	—	13,594
(Gain) on sale of investment asset	—	—	(17,541)
Stock based compensation	—	—	1,523,100
Decrease in revision of ARO estimate	—	—	5,639
Shares issued for warrants	—	—	193,000
Changes in operating assets and liabilities:
Write-off in note receivable	—	—	—
Change in account receivable	—	—	22,029
Change in inventory of Petrozene	—	—	—
Change in other assets	—	—	(6,123)
Change in accounts payable	(4,172)	6,000	(249,489)
Change in accounts payable – related party	—	—	(150,010)
Change in accrued expenses	455	702	(6,320)
Net cash provided by (used in) operating activities	(74,761)	(73,786)	153,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Freestone Water Solutions	—	(11,978)	(115,000)
Sale of investment asset	—	—	30,000
Purchase of fixed assets	—	—	(100,015)
Net cash used in investing activities	—	(11,978)	(185,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	—	—	—
Payments on note payables – related party	—	(6,691)	(34,321)
Proceeds from sale of stock	50,000	—	1,350,600
Stock returned upon settlement of litigation	—	—	(1,261,364)
Derivative liability	—	—	279,625
Stock to be issued	—	284,000	(150,000)
Net cash provided by (used in) financing activities	50,000	277,309	184,540
NET CHANGE IN CASH	(24,761)	191,545	152,944
CASH AT BEGINNING OF PERIOD	205,767	147,635	28,062
CASH AT END OF PERIOD	$181,006	339,180	$181,006
Supplemental cash flow information:
Cash paid for interest	$—	$94	$358
Non-cash investing activities:
Stock returned upon settlement of litigation	$—	$—	$(1,261,364)
Stock based compensation	$	$	$1,523,100

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Freestone Resources, Inc. (the “Company” or “Freestone”) is an oil and gas technology development company that is actively developing and marketing technologies and solvents designed to benefit various sectors in the oil and gas industry. The Company has re-launched its Petrozene solvent after months of working with manufactures to develop a new and improved formula. Petrozene is predominantly used for paraffin buildup. Petrozene can be used for pipelines, oil storage tanks, oil sludge build up, de-emulsification, well treatment, as a corrosion inhibitor and as a catalyst in opening up formations thereby aiding in oil production.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2013 Form 10-K.

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the three months ended September 30, 2013 and 2012 have been made.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at September 30, 2013 and June 30, 2013.

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

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2013 and June 30, 2013 are as follows:

	September 30, 2013	June 30, 2013
Computers & office furniture	$108,982	$108,982
Oil and gas research and development equipment	20,000	20,000
Total fixed assets	128,982	128,982
Less: Accumulated depreciation	(67,967)	(61,093)
Total fixed assets, net of accumulated depreciation	$61,015	$67,889

Depreciation expense was $6,874 for the quarter ended September 30, 2013 and $5,252 for the quarter ended September 30, 2012.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

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

During the three months ended September 30, 2013 the Company had a net loss of $86,275, increasing the deferred tax asset approximately $29,334 at the statutory tax rate of 34%.  Deferred tax assets at September 30, 2013 and June 30, 2013 consisted of the following:

 Deferred tax asset related to:

	September 30,	June 30,
	2013	2013
Prior Year	$1,694,684	$1,308,755
Tax Benefit (Expense) for Current Period	29,334	385,929
Net Operating Loss Carryforward	$1,724,018	$1,694,684
Less: Valuation Allowance	(1,724,018)	(1,694,684)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2031. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2013 and June 30, 2013.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sits producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At September 30, 2013, the liability for ARO was $40,497, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2014, the Company has not recognized accretion expense, as the oil and gas properties and recorded at salvage value.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $7,303 and $7,120 for the three months ended September 30, 2013 and 2012 respectively.

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2013 and June 30, 2013, respectively, there were 68,943,177 and 68,318,177, common shares outstanding. During the three months ended September 30, 2013 the Company sold 625,000 shares.

As part of the agreement to form Aqueous Service, LLC. the Company sold 300,000 shares of common stock to each partner at par value of .001 a share. The Company treated the difference between the selling price and the fair market value of the stock as consulting expense resulting in a $168,400 expense in the second quarter of 2013

Stock Warrant and Derivative Liability:

The Company also sold each of the JV partners 500,000 warrants to purchase shares of common stock at 80% of the closing price on the exercise date. The warrants vest immediately and have a three year term from the issuance date. These warrants expire August 15, 2015. The Company accounted for the transaction using the Black-Scholes option pricing model and given the variable settlement price and cash settlement terms recorded an expense of $278,273 in the second quarter and $1,352 in the fourth quarter resulting in a derivative liability. All of the derivative instruments will be accounted for under the fair value method and changes in fair value will be reflected in earnings. There was no change in the derivative liability for the quarter ended September 30, 2013.

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

NOTE 9 – INVESTMENT IN AQUESOUS SERVICES, LLC.

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

The joint venture is accounted for under the equity method as follows:

	September 30,2013	June 30, 2013
Beginning Balance	$109,673	$0
Capital Contributions	0	115,000
Equity in Loss of JV	8,357	(5,327)
Period End Balance	$101,406	$109,673

NOTE 10 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of September 30, 2013.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s liabilities all valued at Level 3, at fair value as of September 30, 2013 and June 30, 2013 were $320,572 and $320,572, respectively.

NOTE 12 – SUBSEQUENT EVENTS

There were no reportable subsequent events that occurred as of the filing date.

NOTE 13- SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

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

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the three months ended September 30, 2013and 2012, as follows:

	2013	2012
Acquisition of proved properties	$0	$0
Acquisition of unproved properties	$0	$0
Exploration costs	$0	$0

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the three months ended September 30, 2013 and 2012:

	2013	2012
Revenues	$6,460	$0
Production costs	(2,981)	(6,513)
Depletion, depreciation, accretion and valuation provisions	0	0
Exploration costs	0	0
	3,479	(6,513)
Income tax expense	0	0
Results of operations for producing activities (excluding corporate overhead and interest costs)	$3,479	$(6,513)

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

	Oil (Bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Balance at June 30, 2013	0	0
Production	0	0
Revisions of previous estimates	0	0
Balance at September 30, 2013	0	0

Proved developed reserves:
June 30, 2012	0	0
June 30, 2013	0	0
September 30, 2013	0	0

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

General

On August 22, 2007, the Company changed its name to Freestone Resources, Inc. in anticipation of going into the oil and gas technology development business.  Since that time Freestone has been actively engaged in the development of technologies that can enhance oil and gas production in an environmentally responsible way. The Company currently markets and sells Petrozene, which is a solvent derived from recycled hydrocarbons. Petrozene can cost effectively decrease paraffin buildup in oil and gas wells, and can be utilized to clean oil storage facilities. Furthermore, Petrozene has been shown to reduce bottom sediment and water in oil storage tanks and act as a de-emulsification agent.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue - Our revenue for the three months ended September 30, 2013 was $6,460, compared to $0 for the same period in 2012. Revenue increased due to sales of Petrozene that were not realized in 2012.

Cost of Revenue – Cost of revenues (Petrozene) were $2,925 for the three months ended September 30, 2013 versus $0 for the same period in 2012. This is the cost related to purchasing and transporting the product.

Lease Operating Expense - Lease operating expense for the three months ended September 30, 2013 was $56 compared to $6,513 for the same period in 2012. The decrease in lease operating expenses is due to maintenance of $4,200 on one of the leases in 2012.

Operating Expense – Depreciation expense for the three months ended September 30, 2013 and 2012 was $6,874 and $5,252, respectively. Total operating expenses for the three months ended September 30, 2013 and 2012 were $75,359 and $73,953 respectively.  The increased costs of $1,406 in the three months ended September 30, 2013 were related to increased professional services..

Net Income (Loss) - Net loss for the three months ended September 30, 2013 was $86,275 compared to net loss of $85,740 for the same period in 2012.  The change in loss in the three month period ended September 30, 2012 is related to the items discussed above.

Liquidity and Capital Resources

As of September 30, 2013 we have adequate cash reserves due to sale of stock versus cash provided by operations. The decrease in net cash was $24,761 for the three months ended September 30, 2013 compared to an increase of cash of $191,545 for the same period in 2012.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders. During the three months ended September 30, 2013, our cash and cash equivalent decreased by$24,761 to $181,006 as a result of continuing operating losses offset by the sale of 650,000 of common shares.

Employees

As of September 30, 2013, Freestone had two employees.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern explanatory paragraph in their report included in our annual report on Form 10-K for the year ended June 30, 2013, which raises substantial doubt about our ability to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive and Chief Financial Officer as of September 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a)  During the three months ended September 30, 2013 the Company filed no Form 8-Ks.

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

Date: November 9, 2013

