Form 10-Q
period 2013-12-31
FREESTONE RESOURCES, INC.
filed 2014-02-13
CIK 1089319

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 5, 2014 there were 68,943,177 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Balance Sheets As of December 31, 2013 and June 30, 2013

Assets

	(Unaudited)	(Audited)
	December 31, 2013	June 30, 2013

Current Assets:
Cash	$78,218	$205,767
Accounts receivable	—	—
Other receivables	5,000	—
Total Current Assets	83,218	205,767

Oil and gas properties used for research and development	—	20,000
Fixed assets, net of accumulated depreciation of $16,564 and $46,545	40,045	47,889
Total fixed assets, net	40,045	67,889

Investment in Aqueous Services	95,480	109,763
Other assets	4,455	8,910

Total Assets	$223,198	$392,329

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,099	$5,452
Accrued expenses	6,239	5,785
Notes payable-related parties
Investment in Freestone Water
Derivative liability - warrants	279,625	279,625
Stock to be issued
Total Current Liabilities	289,963	290,862

Long-term Liabilities:
Asset retirement obligations	14,470	40,497
Total Liabilities	304,433	331,359

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 68,943,177 and 68,318,177 shares issued
and outstanding, respectively	68,943	68,318
Additional paid in capital	18,166,486	18,117,111
Accumulated deficit	(18,316,664)	(18,124,459)
Stockholders' Equity (Deficit)	(81,235)	60,970
Total Liabilities and Stockholders’ Equity	$223,198	$392,329

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2013 and 2012

And for the Period Since Reentering the Development Stage (July 1, 2011 to December 31, 2013)

(unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	Since Reentering Developing Stage (July 1, 2011 to December 31, 2013

Revenue:
Oil and gas revenues resulting from research activities	$—	$8,983	$—	$8,983	$55,552
Other oil and gas related revenues	6,148	—	12,608	—	12,608
Total revenue resulting from research activities	6,148	8,983	12,608	8,983	68,160

Operating expenses:
Cost of revenue	2,591	—	5,516	—	5,516
Lease operating costs	22,331	2,446	22,387	8,959	84,929
Depreciation	7,181	5,253	14,055	10,505	71,362
Stock Based Compensation	—	—	—	0	1,681,125
General and administrative	85,077	231,725	160,436	305,678	1,004,755
Total operating expenses	117,180	239,424	202,394	325,142	2,847,687

Operating loss	(111,032)	(230,441)	(189,786)	(316,159)	(2,779,527)

Other income (expense):
Warrant expense	—	(278,273)	—	(278,273)	(279,625)
Interest income (expense)	—	—	836	(22)	(1,270)
Gain (Loss) on sale of asset	(15,000)	—	(15,000)	—	(2,541)
Other income related to the settlement of EOS litigation	—	—	—	—	1,665,834
Gain (Loss) on Equity Method Investment	(5,926)	(36)	(14,283)	—	(31,498)
Revision to ARO estimate	26,027	—	26,027	(36)	20,388
Total other income (expense)	5,101	(278,309)	(2,420)	(278,331)	1,376,370

Net loss	$(105,931)	$(508,750)	$(192,206)	$(594,490)	$(1,403,157)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	68,943,177	62,183,304	68,882,036	62,002,597

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period Since Reentering the Development Stage (July 1, 2012 to June 30, 2013)

And the Six Months Ended December 31, 2013

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	—	444,500
Common stock issued for Demo equipment	100,000	100	58,485	—	58,585
Common stock issued for services	5,300,000	5,300	948,700	—	954,000
Common stock issued for warrants	500,000	500	23,500	—	24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)	—	(1,261,364)
Net loss	—	—	—	421,391	421,391

Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113

Common stock issued for cash	3,701,250	3,701	310,399	—	314,100
Common stock issued for services	2,450,000	2,450	188,650	—	191,100
Common stock cancelled for Hydrex agreement	(300,000)	(300)	300	—	—

Net loss	—	—	—	(497,258)	(497,258)
Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055

Common stock issued for cash	6,654,167	6,654	535,346	—	542,000
Common stock issued for services	2,700,000	2,700	375,300	—	378,000
Common stock issued for Warrants	600,000	600	168,400	—	169,000

Net loss	—	—	—	(1,135,084)	(1,135,084)
Balance, June 30, 2013	68,318,177	$68,318	$18,117,111	$(18,124,458)	$60,971

Common stock issued for cash	625,000	625	49,375	—	50,000

Net loss	—	—	—	(192,206)	(192,206)
Balance, December 31, 2013	68,943,177	$68,943	$18,166,486	$(18,316,664)	$(81,235)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2013 and 2012

And for the Period Since Reentering the Development Stage (July 1, 2011 to December 31, 2013)

(Unaudited)

		Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	Since Reentering Developing Stage (July 1, 2010 to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(192,205)	$(594,490)	$(1,403,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		14,055	10,505	71,362
Shares issued for demonstration equipment		—	—	58,585
Warrant expense		—	278,273	24,000
(Gain) loss on equity method investment		14,283		19,520
(Gain) loss on sale of investment asset		15,000	—	(2,541)
Stock based compensation		—	—	1,523,100
Decrease in revision of ARO estimate		(26,027)	—	(20,388)
Shares issued for services		—	169,000	169,000
Changes in operating assets and liabilities:
Write-off in note receivable		—	—	—
Change in account receivable		—	(10,584)	22,029
Change in inventory of Petrozene		—	—	—
Change in other assets		(545)	600	(6,668)
Change in accounts payable		(1,353)	—	(246,670)
Change in accounts payable – related party		—	—	(150,010)
Change in accrued expenses		454	(887)	(6,321)
Net cash provided used in operating activities		(176,338)	(147,583)	51,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment asset		5,000	—	35,000
Investment in Freestone Water Solutions		—	(11,978)	—
Investment in Aqueous Services		—	(99,964)	(115,000)
Purchases of fixed assets		(6,211)	(13,000)	(106,226)
Net cash used in investing activities		(1,211)	(124,942)	(186,226)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payable		—	—	—
Payments on note payables – related party		—	(6,691)	(34,321)
Proceeds from sale of stock		50,000	307,000	1,350,600
Stock returned upon settlement of litigation		—	—	(1,261,364)
Derivative liability		—	—	279,625
Stock to be issued		—	(23,000)	(150,000)
Net cash provided by financing activities		50,000	277,309	184,540

NET CHANGE IN CASH		(127,549)	4,784	50,156
CASH AT BEGINNING OF PERIOD		205,767	147,635	28,062
CASH AT END OF PERIOD		$78,218	152,419	$78,218
Supplemental cash flow information:
Cash paid for interest	$		$22	$358
Non-cash investing activities:
Stock returned upon settlement of litigation		$—	$—	$(1,261,364)
Stock Based Compensation		$—	$—	$1,523,100

The accompanying notes are an integral part of these consolidated financial statements.

  Freestone Resources, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2013 Form 10-K.

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the six months ended December 31, 2013 and 2012 have been made.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at December 31, 2013 and June 30, 2013.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013	June 30, 2013
Computers & office furniture	$56,609	$108,982
Oil and gas research and development equipment	—	20,000
Total fixed assets	56,609	128,982
Less: Accumulated depreciation	(16,564)	(61,093)
Total fixed assets, net of accumulated depreciation	$40,045	$67,889

Depreciation expense was $7,181 for the three months ended December 31, 2013 and $5,253 for the three months ended December 31, 2012. Depreciation expense was $14,055 for the six months ended December 31, 2013 and $10,505 for the six months ended December 31, 2012.

The Company disposed of the Carroll lease during the second fiscal quarter of 2014 for $5,000. The transaction resulted in a loss of $15,000.

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

During the six months ended December 31, 2013 the Company had a net loss of $192,206, increasing the deferred tax asset approximately $65,350 at the statutory tax rate of 34%.  Deferred tax assets at December 31, 2013 and June 30, 2013 consisted of the following:

Deferred tax asset related to:

	December 31,	June 30,
	2013	2013
Prior Year	$1,694,484	$1,308,755
Tax Benefit (Expense) for Current Period	65,350	385,929
Net Operating Loss Carry-forward	$1,760,034	$1,694,684
Less: Valuation Allowance	(1,760,034)	(1,694,684)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carry-forward has been fully reserved and will expire in the years 2019 through 2030. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2013 and June 30, 2013.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sits producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At December 31, 2013, the liability for ARO was $14,470, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2014, the Company sold the Carroll lease resulting in a reduction in the ARO obligation of $26,027. Otherwise the Company has not recognized accretion expense, as the oil and gas properties are recorded at salvage value.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $14,971and $14,241 for the six months ended December 31, 2013 and 2012 respectively.

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2013 and June 30, 2013, there were 68,943,177 and 68,318,177 respectively, common shares outstanding. During the six months ended December 31, 2013 the Company sold 625,000 shares.

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

The joint venture is accounted for under the equity method as follows:

	December 31, 2013	June 30, 2013

Beginning Balance	$109,673	$0
Capital Contributions	0	115,000
Equity in Loss of JV	14,283	(5,327)
Period End Balance	$95,480	$109,673

NOTE 10 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of December 31, 2013.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s liabilities all valued at Level 3, at fair value as of December 31, 2013 and June 30, 2013 were $294,095 and $320,572, respectively.

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

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the six months ended December 31, 2013and 2012, as follows:

	2013	2012
Acquisition of proved properties	$0	$0
Acquisition of unproved properties	$0	$0
Exploration costs	$0	$0

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the six months ended December 31, 2013 and 2012:

	2013	2012
Revenues	$12,608	$8,983
Production costs	(27,903)	(8,959)
Depletion, depreciation, accretion and valuation provisions	0	0
Exploration costs	0	0
	(15,275)	24
Income tax expense	0	0
Results of operations for producing activities (excluding corporate overhead and interest costs)	$(15,275)	24

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

	Oil (Bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Balance at June 30, 2013	0	0
Production	0	0
Revisions of previous estimates	0	0
Balance at December 31, 2013	0	0

Proved developed reserves:
June 30, 2012	0	0
June 30, 2013	0	0
December 31, 2013	0	0

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

Results of Operations

Three and six months Ended December 31, 2013 compared to three and six months Ended December 31, 2012

Revenue - Our revenue for the three months ended December 31, 2013 was $6,148, compared to $8,983 for the same period in 2012, and for the six months ended December 31, 2013 was $12,608 and $8,983 for the same period in 2012. Revenue decreased in the fiscal second quarter as there were no development sales in fiscal 2014. Revenue increased in the six months ended December 31, 2013, due to the sale of Petrozene.

Cost of Revenues – Cost of sales (Petrozene) for the three months ended December 31, 2013 and 2012 were $2,591 and $0, respectively. Cost of sales for the six months ended December 31, 2013 and 2012 were $5,516 and $0, respectively. The cost is related to purchasing and transporting the product.

Lease Operating Expense - Lease operating expense for the three months ended December 31, 2013 was $22,331 compared to $2,446 for the same period in 2012 and $22,387 for the six months ended December 31, 2012 compared to $8,959 for the same period in 2012.

Operating Expense - Total operating expenses for the three months ended December 31, 2013 were $7,181 of depreciation expense and $85,077 of general and administrative expenses respectively, compared to $5,253 depreciation expense and $231,725 of general and administrative expenses for the same period in 2012.  The decrease costs ($146,648) in the three months ended December 31, 2011 were related to consulting expense of $167,400 recognized for the issuance of stock for services related to the formation of Aqueous Services, LLC in the three months ended December 31, 2012.

Total operating expenses for the six months ended December 31, 2013 were $14,055 of depreciation expense and $160,436 of general and administrative expenses respectively, compared to $10,505 depreciation expense and $305,678 of general and administrative expenses for the same period in 2012. The decrease costs ($145,242) in the six months ended December 31, 2012 were related consulting expense of $167,400 recognized for the issuance of stock for services related to the formation of Aqueous Services, LLC in the three months ended December 31, 2012.

Net Income (Loss) - Net loss for the three months ended December 31, 2013 was $105,931 compared to net loss of $508,750 for the same period in 2012.  Net loss for the six months ended December 31, 2013 was $192,206 compared to $594,490 for the same period in 2012. The change in loss in the three and six month periods ended December 31, 2012 is mainly related to the consulting expense mention above in warrant expense of $278,273 included in other income and expense in the period ended December 31, 2012.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock.

Net cash used from operating activities of the Company was $176,338 for the six months ended December 31, 2013 compared to cash used of $147,583 for the same period in 2012.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders. During the six months ended December 31, 2011, our cash and cash equivalent decreased to $78,218 from $205,767 at June 30, 2012 mainly due to the net loss incurred by the Company.

Employees

As of December 31, 2013, Freestone had two employees.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended December 31, 2013, our Chief Executive and Chief Financial Officer as of December 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: February 11, 2014

