Form 10-Q
period 2014-03-31
FREESTONE RESOURCES, INC.
filed 2014-05-15
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of May 7, 2014 there were 73,543,177 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. (A Development Stage Company) Consolidated Balance Sheets As of March 31, 2014 and June 30, 2013

Assets
	(Unaudited)	(Audited)
	March 31, 2014	June 30, 2013

Current Assets:
Cash	$7,556	$205,767
Accounts receivable	81	—
Total Current Assets	7,637	205,767

Oil and gas properties used for research and development	—	20,000
Fixed assets, net of accumulated depreciation of $18,496 and $46,545	38,113	47,889
Total fixed assets, net		67,889

Investment in Aqueous Services	86,687	109,763
Other assets	3,625	8,910

Total Assets	$136,062	$392,329

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,430	$5,452
Accrued expenses	466	5,785
Total Current Liabilities	285,521	290,862

Long-term Liabilities:
Asset retirement obligations	14,470	40,497
Total Liabilities	299,991	331,359

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 71,543,177 and 68,318,177 shares issued
and outstanding, respectively	71,543	68,318
Additional paid in capital	18,353,686	18,117,111
Accumulated deficit	(18,589,158)	(18,124,459)
Stockholders' Equity (Deficit)	(163,929)	60,970
Total Liabilities and Stockholders’ Equity	$136,062	$392,329

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2014 and 2013

And for the Period Since Reentering the Development Stage (July 1, 2011 to March 31, 2014)

(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013	Since Reentering Developing Stage (July 1, 2011 to March 31, 2014

Revenue:
Oil and gas revenues resulting from research activities	$—	$—	$1,335	$8,983	$56,887
Petrozene sales	117	—	11,390	—	11,390
Total revenues	117	—	12,725	8,983	68,277

Operating expenses:
Cost of revenue	—	—	5,511	—	5,511
Lease operating costs	2,919	6,731	25,306	15,690	87,848
Depreciation	1,932	6,205	15,987	16,710	73,294
Stock Based Compensation	189,800	—	189,800	—	1,870,925
General and administrative	69,167	67,824	229,609	373,502	1,064,547
Total operating expenses	263,818	80,760	466,212	405,902	3,530,913

Operating loss	(263,701)	(80,760)	(453,487)	(396,919)	(3,043,228)

Other income (expense):
Warrant expense	—	—	—	(278,273)	(279,625)
Interest income (expense)	—	188	836	166	(1,270)
Gain (Loss) on sale of asset	—	—	(15,000)	—	2,541
Other income related to the settlement of EOS litigation	—	—	—	—	1,665,834
Gain (Loss) on Equity Method Investment	(8,793)	5,035	(23,076)	4,999	(40,291)
Revision to ARO estimate	—	—	26,027	—	20,388
Total other income (expense)	(8,793)	5,223	(11,213)	(273,108)	1,367,823

Net loss	$(272,494)	$(75,537)	$(464,700)	$(670,027)	$(1,666,025)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	68,943,177	62,702,416	68,943,177	62,594,192

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period Since Reentering the Development Stage (July 1, 2011 to March 31, 2014)

And the Nine Months Ended March 31, 2014

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance, June 30, 2010	71,718,994	$71,719	$16,299,789	$(16,913,507)	$(541,999)

Common stock issued for cash	3,712,500	3,713	440,787	—	444,500
Common stock issued for Demo equipment	100,000	100	58,485	—	58,585
Common stock issued for services	5,300,000	5,300	948,700	—	954,000
Common stock issued for warrants	500,000	500	23,500	—	24,000
Common stock returned for EOS acquisition	(28,818,734)	(28,819)	(1,232,545)	—	(1,261,364)
Net loss	—	—	—	421,391	421,391

Balance, June 30, 2011	52,512,760	$52,513	$16,538,716	$(16,492,116)	$99,113

Common stock issued for cash	3,701,250	3,701	310,399	—	314,100
Common stock issued for services	2,450,000	2,450	188,650	—	191,100
Common stock cancelled for Hydrex agreement	(300,000)	(300)	300	—	—

Net loss	—	—	—	(497,258)	(497,258)
Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055

Common stock issued for cash	6,654,167	6,654	535,346	—	542,000
Common stock issued for services	2,700,000	2,700	375,300	—	378,000
Common stock issued for Warrants	600,000	600	168,400	—	169,000

Net loss	—	—	—	(1,135,084)	(1,135,084)
Balance, June 30, 2013	68,318,177	$68,318	$18,117,111	$(18,124,458)	$60,971

Common stock issued for cash	625,000	625	49,375	—	50,000
Common stock issued for services	2,600,000	2,600	187,200		189,000
Net loss	—	—	—	(464,700)	(464,700)
Balance, December 31, 2013	71,543,177	$71,543	$18,353,686	$(18,589,158)	$(163,929)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2014 and 2013

And for the Period Since Reentering the Development Stage (July 1, 2011 to March 31, 2013)

(Unaudited)

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013	Since Reentering Developing Stage (July 1, 2010 to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(464,700)	$(670,027)	$(1,675,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,987	16,710	73,294
(Gain) Loss on Equity Method Investment	23,076	(4,999)	28,313
Shares issued for demonstration equipment	—	—	58,585
Warrant expense	—	278,273	169,000
(Gain) on sale of investment asset	15,000	—	(2,541)
Stock based compensation	189,800	—	1,712,900
Stock issued for warrants	—	—	24,000
Decrease in revision of ARO estimate	(26,027)	—	(20,388)
Shares issued for services	—	169,000	169,000
Changes in operating assets and liabilities:
Change in account receivable	(81)	—	21,948
Change in other assets	5,285	(12,762)	(838)
Change in accounts payable	(22)	—	(245,339)
Change in accounts payable – related party	—	—	(150,010)
Change in accrued expenses	(5,318)	(2,010)	(12,093)
Net cash provided used in operating activities	(247,000)	(225,815)	(18,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment asset	5,000	—	35,000
Investment in Freestone Water Solutions	—	(11,978)	—
Investment in Aqueous Services	—	(100,000)	(115,000)
Purchases of fixed assets	(6,211)	(32,055)	(106,226)
Net cash used in investing activities	(1,211)	(144,033)	(186,226)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payables – related party	—	(6,691)	(34,321)
Proceeds from sale of stock	50,000	311,999	1,350,600
Stock returned upon settlement of litigation	—	—	(1,261,364)
Derivative liability	—		279,625
Stock to be issued	—	(23,000)	(150,000)
Net cash provided by financing activities	50,000	282,308	184,540

NET CHANGE IN CASH	(198,211)	(87,540)	(20,506)
CASH AT BEGINNING OF PERIOD	205,767	147,635	28,062
CASH AT END OF PERIOD	$7,556	60,095	$7,556
Supplemental cash flow information:
Cash paid for interest	$22	$22	$358
Non-cash investing activities:
Stock returned upon settlement of litigation	$—	$—	$(1,261,364)
Stock Based Compensation	$—	$—	$1,712,900

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Freestone Resources, Inc. (the “Company” or “Freestone”) is an oil and gas technology development company that is actively developing and marketing technologies and solvents designed to benefit various sectors in the oil and gas industry. The Company has re-launched its Petrozene™ solvent after months of working with manufactures to develop a new and improved formula. Petrozene™ is predominantly used for paraffin buildup. Petrozene™ can be used for pipelines, oil storage tanks, oil sludge build up, de-emulsification, well treatment, as a corrosion inhibitor and as a catalyst in opening up formations thereby aiding in oil production. More information about Petrozene™ can be found at: http://www.petrozene.com.

On November 16, 2012 the Company entered into a Company Agreement of Aqueous Services, LLC (“Aqueous”), a Texas limited liability company, with International Aqueous Investments, LLC and Pajarito W&M, LP. Aqueous is a joint venture between the Company and the two aforementioned parties, whereas the Company owns a 33.33% interest in Aqueous. Aqueous is a full water management company with access to a fresh water well that has been permitted to up to one thousand five hundred acre-feet of water per annum. A facility has been constructed that is owned and operated by Aqueous for the purpose of providing water for oil and gas activities in the Eagle Ford. This site includes a designated location for the recycling frac water and produced water. More information about Aqueous Services can be found at: http://www.aqueousservices.com.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended March 31, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2013 Form 10-K.

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of thenine months ended March 31, 2014 and 2013 have been made.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at March 31, 2014 and June 30, 2013.

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014	June 30, 2013
Computers & office furniture	$56,609	$108,982
Oil and gas research and development equipment	—	20,000
Total fixed assets	56,609	128,982
Less: Accumulated depreciation	(18,496)	(61,093)
Total fixed assets, net of accumulated depreciation	$38,113	$67,889

Depreciation expense was $1,932 for the three months ended March 31, 2014 and $6,205 for the three months ended March 31, 2013. Depreciation expense was $15,987 for the nine months ended March 31, 2014 and $16,710 for the nine months ended March 31, 2013.

The Company disposed of the Carroll lease during the second fiscal quarter of 2014 for $5,000. The transaction resulted in a loss of $15,000. The $5,000 payment was made to Freestone in the third quarter of 2014.

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

During the nine months ended March 31, 2014 the Company had a net loss of $464,700, increasing the deferred tax asset approximately $157,998 at the statutory tax rate of 34%.  Deferred tax assets at March 31, 2014 and June 30, 2013 consisted of the following:

Deferred tax asset related to:

	March 31,	June 30,
	2014	2013
Prior Year	$1,694,684	$1,308,755
Tax Benefit (Expense) for Current Period	157,998	385,929
Net Operating Loss Carry-forward	$1,852,682	$1,694,684
Less: Valuation Allowance	(1,852,682)	(1,694,684)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carry-forward has been fully reserved and will expire in the years 2020 through 2031. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2014 and June 30, 2013.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sites producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At March 31, 2014, the liability for ARO was 14,470 all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2014, the Company sold the Carroll lease resulting in a reduction in the ARO obligation of $26,027. Otherwise the Company has not recognized accretion expense, as the oil and gas properties are recorded at salvage value.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately 19,476 and $21,363 for the nine months ended March 31, 2014 and 2013 respectively.

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2014 and June 30, 2013, there were 71,543,177 and 68,318,177 respectively, common shares outstanding.

During the nine months ended March 31, 2014 the Company sold 625,000 shares.

On February 18, 2014 the Company issued shares of the Company’s common stock to certain directors, officers and consultants for services rendered to the Company.

Clayton Carter, the Company’s Director and Chief Executive Officer, received 1,000,000 shares of the Company’s common stock, G. Don Edwards, the Company’s Director and Chief Investment Officer, received 1,000,000 shares of the Company’s common stock, and James Carroll, the Company’s Director and Chief Financial Officer received 100,000 shares of the Company’s common stock.

The Company also issued 500,000 shares of the Company’s common stock to consultants as consideration for services rendered to the Company.

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

The joint venture is accounted for under the equity method as follows:

	March 31, 2014	June 30, 2013
Beginning Balance	$109,673	$0
Capital Contributions	0	115,000
Equity in Loss of JV	(23,076)	(5,327)
Period End Balance	$86,597	$109,673

NOTE 10 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of March 31, 2014.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s liabilities all valued at Level 3, at fair value as of March 31, 2014 and June 30, 2013 were $299,991 and $320,572, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On April 16, 2014 the Company sold 2,000,000 shares of common stock for $120,000 in working capital to private investors.

NOTE 13 - SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

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

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the nine months ended March 31, 2014and 2013, as follows:

	2014	2013
Acquisition of proved properties	$0	$0
Acquisition of unproved properties	$0	$0
Exploration costs	$0	$0

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the nine months ended March 31, 2014 and 2013:

	2014	2013
Revenues	$1,335	$8,983
Production costs	(25,306)	(15,690)
Depletion, depreciation, accretion and valuation provisions	0	0
Exploration costs	0	0
	(23,991)	(6,707)
Income tax expense	0	0
Results of operations for producing activities (excluding corporate overhead and interest costs)	$(23,991)	$(6,707)

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

	Oil (Bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Balance at June 30, 2013	0	0
Production	0	0
Revisions of previous estimates	0	0
Balance at March 31, 2014	0	0

Proved developed reserves:
June 30, 2012	0	0
June 30, 2013	0	0
March 31, 2014	0	0

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

The Company currently markets and sells Petrozene™, which is a solvent derived from recycled hydrocarbons. Petrozene™ can cost effectively decrease paraffin buildup in oil and gas wells, and can be utilized to clean oil storage facilities. Furthermore, Petrozene™ has been shown to reduce bottom sediment and water in oil storage tanks and act as a de-emulsification agent. The Company owns a 33.33% interest in Aqueous Services, LLC (“Aqueous”). Aqueous is a full water management company with access to a fresh water well that has been permitted to up to one thousand five hundred acre-feet of water per annum.

Results of Operations

Three and nine months Ended March 31, 2014 compared to three and nine months Ended March 31, 2013

Revenue - Our revenue for the three months ended March 31, 2014 was 117 compared to $0 for the same period in 2013, and for the nine months ended March 31, 2014 was $12,725 and $8,983 for the same period in 2013. Revenue increased in the second quarter due to minimal Petrozene activity and no activity in the in-field research wells in fiscal 2013. Revenue increased in the nine months ended March 31, 2013, due to Petrozene™revenues of $11,390. Fiscal 2013 revenues are oil and gas based as there was more in-field research and development activity versus fiscal year 2014.

Cost of Revenues – Cost of sales (Petrozene™) for the three months ended March 31, 2014 and 2013 were $0 and $0, respectively. Cost of sales for the nine months ended March 31, 2014 and 2013 were $5,511 and $0, respectively. The cost is related to purchasing and transporting the product.

Lease Operating Expense - Lease operating expense for the three months ended March 31, 2013 was $2,919 compared to $6,731 for the same period in 2013 and $25,306 for the nine months ended March 31, 2014 compared to $15,690 for the same period in 2013.

Operating Expense - Total operating expenses for the three months ended March 31, 2014 were $2,919 of depreciation expense, stock based compensation of $189,800 and $69,067 of general and administrative expenses respectively, compared to $6,205 of depreciation expense,and $67,824 of general and administrative expenses for the same period in 2013.  The increased administrative costs ($1,273) in the three months ended March 31, 2012 were related to higher payroll costs.

Total operating expenses for the nine months ended March 31, 2014 were $15,987 of depreciation expense, stock based compensation of $189,800 and $229,609 of general and administrative expenses respectively, compared to $16,710 of depreciation expense, and $373,502 of general and administrative expenses for the same period in 2013. The decreased administrative costs ($143,893) in the nine months ended March 31, 2014 were related consulting expense of $167,400 recognized for the issuance of stock for services related to the formation of Aqueous Services, LLC, in fiscal 2013 and increased payroll (and commission) expenses of $16,800 and increased postage of $4,300.

Net Income (Loss) - Net loss for the three months ended March 31, 2014 was $272,494 compared to net loss of $75,537 for the same period in 2013.  Net loss for the nine months ended March 31, 2014 was $464,700 compared to $670,027 for the same period in 2013. The change in loss in the three and nine month periods ended March 31, 2014 versus 2013 is related to the items commented on above.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock.

Net cash used by the Company was $198,211 for the nine months ended March 31, 2014 compared to cash used of $87,540 for the same period in 2013.   The Company continues to explore working capital. Our cash balance at March 31, 2014 was $7,556.

Employees

As of March 31, 2014, Freestone had two employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive and Chief Financial Officer as of March 31, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The Company filed a Form 8-K on February 18, 2014 related to the issuance of 2,600,000 shares of unregistered, restricted shares to officers, consultants and staff of the Company.

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

Date: May 15, 2014

