Form 10-K
period 2014-06-30
FREESTONE RESOURCES, INC.
filed 2014-09-04
CIK 1089319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014: $4,691,854

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of September 3, 2014, the Registrant had 73,543,177 shares of common stock outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Background

Freestone Resources, Inc. (the “Company” or “Freestone”) is an oil and gas technology development company that is actively developing and marketing technologies and solvents designed to benefit various sectors in the oil and gas industry. The Company has re-launched its Petrozene solvent after working with manufactures to develop a new and improved formula. Petrozene is predominantly used for paraffin buildup. Petrozene can be used for pipelines, oil storage tanks, oil sludge build up, de-emulsification, well treatment, as a corrosion inhibitor and as a catalyst in opening up formations thereby aiding in oil production.

On November 16, 2012 the Company entered into a Company Agreement of Aqueous Services, LLC (“Aqueous”), a Texas limited liability company, with International Aqueous Investments, LLC and Pajarito W&M, LP. Aqueous is a joint venture between the Company and the two aforementioned parties, whereas the Company owns a 33.33% interest in Aqueous. Aqueous is a full water management company with access to a fresh water well that has been permitted to up to one thousand five hundred acre-feet of water per annum. A facility has been constructed that is owned and operated by Aqueous for the purpose of providing water for oil and gas activities in the Eagle Ford. This site includes a designated location for the recycling frack water and produced water.

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

Freestone is also involved in Aqueous which provides water to the oil and gas industry in the Eagle Ford Shale. Aqueous has developed the facility so that it can be expanded to include frack water recycling, and full water management solutions for exploration and production companies.

Products and Services

Solvent Testing and Water Production

Freestone’s current well assets and leases were purchased for the purpose of testing various solvents and technologies designed to increase oil and gas production. These leases contain wells that produce from formations that generally have paraffin and asphaltine problems, and the tests are allowing the Company to perfect a treatment method that can be marketed to potential customers.

Freestone is actively working with Aqueous in order to develop a large customer base for its freshwater sales facility, as well as actively researching products and technologies that can be utilized to recycle frack water and produced water.

Research and Development

Freestone is currently evaluating other oil and gas treatment technologies, solvents, and water treatment systems that enhance the services and technologies offered by the Company.  The current technologies under evaluation focus on the waste streams created by the oil and gas industry.  These waste streams include: oil-based sludge, frack water, produced water, tailing ponds derived from oil sand production, etc.

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

Sale of Oil

Freestone does not intend to refine its natural gas or oil production. Freestone will sell all or most of its production to certain purchasers in a manner consistent with industry practices at prevailing rates.  Freestone currently sells oil to Superior Crude Gathering, Inc. Under current conditions, we should be able to find other purchasers, if needed.  All of our produced oil is held in tank batteries and then each respective purchaser transports the oil by truck.  Respectively, our natural gas is transported via pipeline.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.  The Company intends to hold an annual shareholder’s meeting in the third quarter of the fiscal year ending June 30, 2015.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently quoted on the OTCQB under the symbol “FSNR.”

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2014 and 2013.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2014	High	Low
First Quarter	$0.14	$0.09
Second Quarter	$0.13	$0.06
Third Quarter	$0.11	$0.06
Fourth Quarter	$0.09	$0.06

Fiscal 2013	High	Low
First Quarter	$0.25	$0.06
Second Quarter	$0.30	$0.17
Third Quarter	$0.23	$0.12
Fourth Quarter	$0.18	$0.11

Shareholders

As of June 30, 2014, there were approximately 255 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Stock compensation

On February 18, 2014 the Company, through a unanimous consent of the Board of Directors, agreed to issue the following stock (total of 2,600,000 shares, valued at $189,800):

  1,000,000 shares at $0.073 per share pursuant to SEC Rule 144, to Mr. G. Don Edwards, the Company’s Chief Investment Officer, Secretary and Director, in lieu of cash compensation for services.
  1,000,000 shares at $0.073 per share pursuant to SEC Rule 144, to Mr. Clayton Carter, the Company’s President and Director, in lieu of cash compensation for services.
  100,000 shares at $0.073 per share pursuant to SEC Rule 144, to Mr. James Carroll, the Company’s Chief Financial Officer and Director, in lieu of cash compensation for services.
  250,000 shares at $0.073 per share pursuant to SEC Rule 144, to Mr. Richard Harris, a Consultant for the Company, in lieu of cash compensation for services.
  250,000 shares at $0.073 per share pursuant to SEC Rule 144, to Capital Financial Consultants, LLC, a Consultant for the Company, in lieu of cash compensation for services.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At present, Freestone’s management is focused on the development and vertical integration of the Petrozene product line, and assisting Aqueous with the continued development of its water management facility. The continued development of Aqueous includes the testing and utilization of technology that can effectively recycle frack water and produced water, as well as the sale of fresh water for oil and gas exploration and production purposes.  Freestone’s acquisitions of certain oil and gas properties are necessary to conduct research and development for its hydrocarbon-based product Petrozene.   Minimal revenues have been earned and related expenses have been incurred from the incidental operation of these oil and gas interests, as well as miscellaneous fees associated with the corporation. Freestone continues to look for various solvents, chemicals, and technologies that might fit into Freestone’s petro-chemical line, and continues to seek opportunities in the oil and gas water industry.

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

Results of Operations for the Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Revenues

Revenue for the years ended June 30, 2014 and June 30, 2013 were $12,758 and $8,983, respectively. This was provided by sales of Petrozene of $12,758 and $0 respectively, and from sales of oil of $0 and $8,983 respectively.

Operating Expense

Total operating expenses in the years ended June 30, 2014 and 2013 were $533,382 and $856,790, respectively. These included cost of sales which, for the years ended June 30, 2014 and June 30, 2013 were made up of lease operating costs of $28,306 and $14,203, respectively.  Stock issued and recorded as consulting expense related to Aqueous was $0 and $167,400 as of June 30, 2014 and 2013, respectively. Stock based compensation included of consulting and contract services paid for by the issuance of common stock of $189,800 and $378,000 for the years ended June 30, 2014 and 2013, respectively, depreciation of $17,181 and $25,053 year respectively, with the balance of general and administrative expenses of $292,584 and $272,134, respectively.

The decrease in stock based compensation of $188,200 is related to the stock price being lower by 52% in 2014 versus 2013.

The decrease of $20,450 in general and administrative expenses is related to a decrease in payroll expenses.

Other income and expense for the years ended June 30, 2014 and 2013 consist of other expense of $313 and expense of $287,277, respectively. The decrease of $286,494 is due to warrants being issued for the Aqueous Services, LLC ("Aqueous") agreement of $279,625 in the prior year partially offset by an increase in loss on equity investment of $26,103

Net (Loss) Income

Net loss for the year ended June 30, 2014 was $520,937. Net loss for the year ended June 30, 2013 was $1,135,084.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

During the year ended June 30, 2014, cash decreased by $132,661 to $73,106 at June 30, 2014. The loss was a result of the operating loss partially offset by proceeds from the sale of stock.

Net cash used by operating activities was $299,889 for the year ended June 30, 2014, compared to net cash used by operating activities of $565,394 for the same period ending June 30, 2013.

Employees

As of June 30, 2014, our only employees are the officers of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc., together with the Report of Independent Registered Public Accounting Firm of The Hall Group, CPAs covering our years ended June 30, 2014 and 2013, appear on pages 20 through 35 of this report.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2014 and 2013.

	Quarter Ended:
Fiscal year ended June 30, 2014	30-Sep-13	31-Dec-13	31-Mar-14	30-Jun-14
Revenues	$6,460	$6,148	$117	$33
Gross profit	3,535	3,562	117	33
Net income (loss)	(86,275)	(105,931)	(272,494)	(56,237)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares used in per share calculation, basic and diluted	68,331,764	68,943,177	69,232,066	72,927,792

	Quarter Ended:
Fiscal year ended June 30, 2013	30-Sep-12	31-Dec-12	31-Mar-13	30-Jun-13
Revenues	$0	$8,983	$0	$0
Gross profit	0	8,983	0	0
Net income (loss)	(85,740)	(508,750)	(75,537)	(465,057)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted average shares used in per share calculation, basic and diluted	58,364,010	62,183,304	62,702,198	62,702,416

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2014.   Based on its evaluation, our management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Don Edwards, age 65, is a graduate from Texas Christian University with a BBA degree concentrating in Finance and Economics. Mr. Edwards started his business career with E. F. Hutton where he was a regional OTC Coordinator. He also ran a trading desk for OTC stocks. He later served as President, CFO, CEO and Director for four securities firms as well as a Director for two savings and loans. He has been responsible for managing many public and private companies. He has raised startup capital for dozens of both private and public companies. Mr. Edwards has vast knowledge in the investment field including fine art. He has bought and sold art works of such artists as Charles Russell and Monet. Don was a licensed Insurance agent for many years and assisted in managing the West Texas region for Mass Mutual Life Ins. Co. Don also has a background in the Oil and Gas Industry. His family has run a successful Drilling Co. in West Texas for over half a century. Mr. Edwards will maintain his position as Chief Investment Officer of the Company.  Mr. Edwards has served as the Chief Investment Officer for the Company for six months.  Prior to his employment at the Company, Mr. Edwards was self-employed.

James F. Carroll, 58, has served as the Chief Financial Officer and Treasurer of Freestone since May 1, 1999. He has served as a director of Freestone since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by F. Schumacher & Co., a New York fabric company, as a manager of production, purchasing and inventory. Mr. Carroll received a B.B.A. degree in public accounting from Pace University of New York in 1985.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2014 and 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Investment Officer (CIO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Clayton Carter,	2014	49,580	0	73,000	0	0	0	0	122,580
CEO	2013	38,900	0	140,000	0	0	0	0	178,900
Don Edwards,	2014	48,983	0	73,000	0	0	0	0	121,983
CIO	2013	43,550	0	140.000	0	0	0	0	183,550
James Carroll, CFO	2014	0	0	7,300	0	0	0	0	7,300
	2013	0	0	14,000	0	0	0	0	14,000

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

ITEM 12.     SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED SHAREHOLDER MATTERS

As of June 30, 2014, the following persons are known to Freestone to own 5% or more of Freestone's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned*	Percent of Class

Clayton Carter, President, CEO and Director	7,005,000	9.53%

James Carroll, Chief Financial Officer and Director	1,990,000	2.71%

Don Edwards, Chief Investment Officer and Director	5,900,000	8.02%

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the our annual financial statements and review of the financial statements included in our Form 10-K and Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2014 was $28,000, and $28,000 for fees relating to the year ended June 30, 2013.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.     EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2014 and 2013

Consolidated Statements of Operations – For the Years Ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2014 and 2013

Consolidated Statements of Stockholders’ Equity – For the Years Ended June 30, 2014 and 2013

Notes to the Consolidated Financial Statements

 (b)  Freestone filed the following Exhibits in the year ended June 30, 2014:

On February 18, 2014 Freestone filed an 8-K to report the Unregistered Sales of Equity Securities (incorporated by reference to the Form 8-K filed on April 19, 2014).

(c)  Exhibits

31	Certification

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freestone Resources, Inc.

Dated: September 3, 2014	By:	/s/ Clayton Carter
Clayton Carter, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Clayton Carter	President, Chief Executive Officer and Director	September 3, 2014
Clayton Carter

By: /s/ James Carroll	Chief Financial Officer, Director	September 3, 2014
James Carroll

By: /s/ Don Edwards	Chief Investment Officer, Director	September 3, 2014
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Freestone Resources, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Freestone Resources, Inc. as of June 30, 2014 and 2013 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Freestone Resources, Inc.’s internal control over financial reporting as of June 30, 2014 and 2013 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Hall Group,CPAs

The Hall Group, CPAs

Dallas, Texas

September 2, 2014

FREESTONE RESOURCES, INC.

Consolidated Balance Sheets

As of June 30, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash	$73,106	$205,767
Accounts receivable, net of allowance of $0 and $0	81	0
Total current assets	73,187	205,767

Oil and gas properties used for research and development	0	20,000
Equipment and other fixed assets, net of accumulated depreciation of $19,689 and $61,094	48,480	47,889
Total fixed assets, net	48,480	67,889

Investment in Aqueous Services, LLC	78,423	109,763
Other assets	3,625	8,910

TOTAL ASSETS	$203,715	$392,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,320	$5,452
Accrued expenses	466	5,784
Derivative Liability	279,625	279,625
Total current liabilities	289,411	290,861

Long term liabilities:
Asset retirement obligations	14,470	40,497
Total long term liabilities	14,470	40,497
TOTAL LIABILITIES	303,881	331,358

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 100,000,000 shares
authorized, 73,543,177 and 68,318,177 shares issued and outstanding	73,543	68,318
Additional paid in capital	18,471,686	18,117,111
Accumulated deficit	(18,645,395)	(18,124,458)
Total stockholders' equity(deficit)	(100,166)	60,971
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,715	$392,329

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

Consolidated Statements of Operations

For the Years Ended June 30, 2014 and 2013

	2014	2013
Revenue:
Oil & gas revenues resulting from research activities	$0	$8.983
Sale of Petrozine	12,758	0
Total revenue	12,758	8,983

Cost of sales	5,511	0

Gross Profit	7,247	8,983

Operating expenses:
Lease operating costs	28,306	14,203
Depreciation	17,181	25,053
Stock-based compensation	189,800	545,400
General and administrative	292,584	272,134
Total operating expenses	527,871	856,790
Net operating (loss)	(520,624)	(847,807)

Other income (expense):
Other income	0	188
Warrants expense	0	(279,625)
Gain on sale of asset	5,000	(3,000)
Loss on equity method investment	(31,340)	(5,327)
Revision to ARO estimate	26,027	418
Interest expense	0	(21)
Total other income (expense)	(313)	(287,277)

Net income (loss)	$(520,937)	$(1,135,084)

Basic and diluted income (loss) per share:
Net income (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	70,197,385	68,383,835

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

Consolidated Statements of Cash Flow

For the Years Ended June 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(520,937)	$(1,135,084)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	17,181	25,053
(Gain) Loss on sale of investment asset	(5,000)	3,000
(Gain) Loss on equity method investment	31,340	5,237
Stock based compensation	189,800	378,000
Increase (Decrease) in revision to ARO estimate	(26,027)	(418)
Shares issued for warrants	0	169,000
Change in assets and liabilities:
Accounts receivable	(81)	0
Other assets	5,285	(8,310)
Accounts payable	3,868	(748)
Accrued expenses	(5,318)	(1,124)
Net cash provided by (used in) operating activities	(309,889)	(565,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,772)	(41,430)
Investment in Freestone Water Solutions	0	(126,978)
Proceeds from sale of investment asset	25,000	0
Net cash provided by (used in) investing activities	(7,228)	(168,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	170,000	542,000
Stock to be issued	0	(23,000)
Payments on notes payable, related parties	0	(6,691)
Derivative liability	0	279,625
Net cash provided by (used in) financing activities	170,000	791,934

NET CHANGE IN CASH	(132,661)	58,132

CASH AT BEGINNING OF YEAR	205,767	147,635

CASH AT END OF YEAR	$73,106	$205,767

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$0	$94
Cash paid for income taxes	0	0
Stock issued for acquisition of subsidiary	0	0
Stock based compensation	189,800	191,100

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2014 and 2013

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055

Common stock issued for cash	6,654,167	6,654	535,346	0	542,000
Common stock issued for services	2,700,000	2,700	375,300	0	378,000
Common stock issued for Warrants	600,000	600	168,400	0	169,000

Net loss				(1,135,084)	(1,135,084)
Balance, June 30, 2013	68,318,177	$68,318	$18,117,111	$(18,124,458)	$60,971

Common stock issued for cash	2,625,000	2,625	167,375	0	170,000
Common stock issued for services	2,600,000	2,600	187,200	0	189,800

Net loss				(520,937)	(520,937)
Balance, June 30, 2014	73,543,177	$73,543	$18,471,686	$(18,645,395)	$(100,166)

The accompanying notes are an integral part of these consolidated financial statements.

FREESTONE RESOURCES, INC.

Notes To Consolidated Financial Statements

June 30, 2014 and 2013

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Freestone Technologies, LLC, all of which have a fiscal year end of June 30, 2014. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.   The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non interest bearing transaction accounts of up to $250,000 through December 31, 2014.  At June 30, 2014, none of the Company’s cash was not in excess of federally insured limits.

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

Accounts Receivable:

Accounts Receivable consists of accrued oil and gas receivables due from purchasers of oil and gas for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale.  Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at June 30, 2014 and 2013.

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

 Asset Retirement Obligation:

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties. The settlement date fair value is discounted at Freestone Resource’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to the ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in the ARO.   During 2014 and 2013, the Company recognized no accretion expense, as the properties were written down to salvage value as of June 30, 2009.

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

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2014 and 2013 are as follows:

	2014	2013
Computers & office furniture	$68,169	$108,983
Oil and gas properties used for research and development	0	20,000
Total fixed assets	68,169	128,983
Less: Accumulated depreciation	(19,689)	(61,094)
Total fixed assets, net of accumulated depreciation	$48,480	$67,889

Depreciation expense was $17,181 and $25,053 for the years ended June 30, 2014 and 2013, respectively.

NOTE 3 – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (“ARO”) represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the year ended June 30, 2014 and June 30, 2013, Freestone Resources recognized no accretion expense.

The following table presents the changes in the asset retirement obligations for the year ended June 30, 2014 and 2013.

	2014	2013
Asset retirement obligations beginning period	$40,497	$40,915
Accretion expense	0	0
Change in ARO estimate	0	(418)
ARO liability transferred on property sold	(26,027)	0
Asset retirement obligations, end of period	$14,470	$40,497

NOTE 4 – INVESTMENT IN AQUEOUS SERVICES, LLC.

On November 16, 2012 the Company formed Aqueous Services, LLC (“Aqueous”), a Texas limited liability company, with International Aqueous Investments, LLC and Pajarito W&M, LP. The Company made an initial capital contribution of $100,000 in exchange for a 33.33% interest in the joint venture. Aqueous is a full water management company with access to a fresh water well that has been permitted to extract up to one thousand five hundred acre-feet (approximately 500 million gallons) of water per annum. Aqueous constructed and operates a facility to provide fresh water for oil and gas activities in the Eagle Ford. This site also includes a designated location for the recycling frack and production water.

The joint venture is accounted for under the equity method as follows:

Balance 6/30/12	$0

Capital Contributions	115,000

Equity in Loss of JV	(5,327)

Balance 6/30/13	109,673

Equity in Loss of JV	(31,340)

Balance 6/30/14	$78,333

NOTE 5 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2014 and 2013, there were 73,543,177 and 68,318,177, respectively, common shares outstanding.

The Company has not paid a dividend to its shareholders.

As part of the agreement to form Aqueous Service, LLC. the Company sold 300,000 shares of common stock to each partner at par value of .001 a share. The Company treated the difference between the selling price and the fair market value of the stock as consulting expense resulting in a $168,400 expense in 2013.

During the year ended June 30, 2014 the Company sold 2,625,000 shares for cash.

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

Stock Warrant and Derivative Liability:

The Company also sold each of the JV partners 500,000 warrants to purchase shares of common stock at 80% of the closing price on the exercise date. The warrants vest immediately and have a three year term from the issuance date. These warrants expire August 15, 2015. The Company accounted for the transaction using the Black-Scholes option pricing model and given the variable settlement price and cash settlement terms recorded an expense of $279,625 in 2013 resulting in a derivative liability. All of the derivative instruments will be accounted for under the fair value method and changes in fair value will be reflected in earnings.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Freestone has calculated its tax liability in accordance with Section 382 of the Internal Revenue Code which generally limits the amount of its income that can be offset by historical losses (NOL carryforwards) once a corporation has undergone an ownership change.  Ownership changed in Freestone on November 1, 2007. The cumulative net operating loss carry-forward that can offset current and/or future income includes amounts and is approximately $3,097,000.   The use of this loss carryforward is limited under Internal Revenue Code Section 382 due to an ownership change in the fiscal year ended June 30, 2008.  The annual limitation is currently $151,000.

During the year ended June 30, 2014 and 2013, the Company had a net loss of $520,937 and net loss of $1,135,084, respectively, changing the deferred tax asset by $177,119 and $385,929 at the statutory tax rate of 34%.  All NOLs will expire between 2019 and 2030.   The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2014 and 2013.

Freestone’s net deferred tax amounts are as follows:

	2014		2013
Tax benefit (expense) at statutory rate	$177,119	34%	$385,929	34%
Permanent differences	0	0%	0	0%
State income taxes	0	0%	0	0%
Expiration of NOL’s and other	0	0%	0	%
Valuation allowance	117,109	(34)%	385,929	(34)%
Net Tax Provision	$0	0%	$0	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2014 and 2013 are as follows:

	2014	2013

Deferred tax assets:
Net operating losses carry forwards	$1,694,684	$1,308,755
Current year benefit (expense)	177,119	385,929
Total deferred tax assets	1,871,803	1,694,684
Deferred tax liabilities	0	0
Total deferred tax liabilities	0	0
Net deferred tax asset	1,871,803	1,694,684
Valuation allowance	(1,871,803)	(1,694,684)
Deferred tax asset, net	$0	$0

NOTE 7 – CONCENTRATION OF REVENUE

During the fiscal year ended June 30, 2014, 100% of revenue was generated from sales of Petrozene.    In fiscal year ended June 30, 2013, 100% of revenue from oil and gas sales was generated from one wholesaler.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of June 30, 2014 and 2013:

Assets at Fair Value

	Level 1	Level 2	Level 3	Total
June 30, 2014:
Cash	$73,106	$0	$0	$73,106
June 30, 2013:
Cash	$205,767	$0	$0	$205,767

Asset retirement obligations are recorded based on the present value of the estimated cost to retire the oil and gas properties and are depleted over the useful life of the asset. The settlement date fair value is discounted at the Company’s credit adjusted risk-free rate in determining the abandonment liability. Derivative Liability is calculated using the black scholes method to estimate the Company’s future liability for stock warrants outstanding.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities at fair value as of June 30, 2014 and 2013:

 Liabilities at Fair Value

	Level 1	Level 2	Level 3	Total
June 30, 2014: Asset retirement obligations	$0	$0	$14,470	$14,470
Derivative Liability	$0	$0	$279,625	$279,625
June 30, 2013: Asset retirement obligations	$0	$0	$40,497	$40,497
Derivative Liability	$0	$0	$279,625	$279,625

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in June 2014.  The lease requires fixed escalations and payment of electricity costs.   Rent expense, included in general and administrative expenses, totaled approximately $27,180 and $28,563 for the fiscal years ended June 30, 2014 and 2013, respectively.

The future minimum rental commitments under the operating lease are as follows:

Fiscal Year Ending June 30,	Minimum Rental Commitments
2015	$22,731
2016	22,605
2017	22,605
2018	1,884
2019	0
Thereafter	0
$69,825

NOTE 11 – IMPAIRMENT OF OIL AND GAS PROPERTIES

During the fiscal years ended June 30, 2014 and June 30, 2013, the Company recorded impairment expense of $0 and $0, respectively, related to its oil and gas property and equipment.

NOTE 12 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2014 totaling $18,645,395 and recurring losses from operations.  Because of this accumulated loss, Freestone will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Freestone will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support their working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Freestone will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Freestone.    If adequate working capital is not available Freestone may not be able to continue its operations.    Management believes that the efforts it has made to promote its business will continue for the foreseeable future.

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended June 30, 2014 the Company elected the early adoption of changes to ASC 915 Development Stage Enterprises which eliminated certain reporting requirements including identification of the Company as a development stage enterprises in financial statement headings, discussion of development stage enterprises in Note 1 Summary of Accounting Policy and the presentation of cumulative data in the statements of income and cash flows.

NOTE 14 - SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

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

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended June 30, 2014and 2013, as follows:

	2014	2013
Acquisition of proved properties	$0	$0
Acquisition of unproved properties	$0	$0
Exploration costs	$0	$0

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the year ended June 30, 2014 and 2013:

	2014	2013
Revenues	$0	8,983

Production costs	(28,306)	(14,203)

Depletion, depreciation, accretion and valuation provisions	0	0

Exploration costs	0	0
	(28,306)	(5,220)
Income tax expense	0	0

Results of operations for producing activities (excluding corporate overhead and interest costs)	$(28,306)	$(5,220)

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

	Oil (Bbls)	Gas (mcf)
Proved developed and undeveloped reserves:

Balance at June 30, 2014	0	0

Production	0	0

Revisions of previous estimates	0)	0

Balance at June 30, 2014	0	0

Proved developed reserves:

June 30, 2012	0	0

June 30, 2013	0	0

June 30, 2014	0	0

NOTE 15 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed. No reportable subsequent events were noted.

