Form 10-Q
period 2014-09-30
FREESTONE RESOURCES, INC.
filed 2014-11-10
CIK 1089319

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014 there were 73,763,177 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. Consolidated Balance Sheets As of September 30, 2014 and June 30, 2014

Assets

	(Unaudited)	(Audited)
	September 30, 2014	June 30, 2014

Current Assets:
Cash	$10,908	$73,106
Accounts receivable	81	81
Deposits and other assets	5,625	—
Total Current Assets	16,615	73,187

Oil and gas properties used for research and development	—	—
Fixed assets, net of accumulated depreciation of $23,210 and $19,689	71,639	48,480
Total fixed assets, net	71,639	48,480

Investment in Aqueous Services, LLC	73,115	78,423
Other assets	3,625	3,625

Total Assets	$164,994	$203,715

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$18,233	$9,320
Accrued expenses	466	466
Derivative Liability	279,625	279,625
Stock to be issued	22,000	—
Total Current Liabilities	320,323	289,411

Long-term Liabilities:
Asset retirement obligations	14,470	14,470
Total Liabilities	334,793	303,881

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
Authorized 73,543,177 and 73,543,177 shares issued	73,543	73,543
and outstanding, respectively
Additional paid in capital	18,471,686	18,471,686
Accumulated deficit	(18,715,028)	(18,645,395)
Stockholders' Equity	(169,799)	(100,166)
Total Liabilities and Stockholders’ Equity	$164,994	$203,715

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations For the Three Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Revenue:
Oil and gas revenues resulting from research activities	$—	$—
Other oil and gas related revenues	—	6,460
Total revenue from oil and gas activities	—	6,460

Operating expenses:
Cost of Revenue	—	2,925
Lease operating costs	2,575	56
Depreciation	3,520	6,874
Stock based compensation	—	—
General and administrative	58,230	75,359
Total operating expenses	64,325	85,214

Operating loss	(64,325)	(78,754)

Other income (expense):
Interest income (expense)	—	—
Other income related to the settlement of the EOS litigation	—	—
Other income	—	836
Warrant expense	—	—
Revision to ARO estimate	—	—
Loss on Equity Method Investment	(5,308)	(8,357)
Gain on sale of asset	—	—
Total other income (expense)	(5,308)	(7,521)

Net income (loss)	$(69,633)	$(86,275)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	73,543,177	68,820,894

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statement of Stockholders’ Equity For the Year Ended June 30, 2014 And the Three Months Ended September 30, 2014 (Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2013	68,318,177	$68,318	$18,117,111	$(18,124,458)	$60,971

Common stock issued for cash	2,625,000	2,625	167,375	—	170,000

Common stock issued for services	2,600,000	2,600	187,200	—	189,800

Net loss	—	—	—	(520,937)	(520,937)
Balance, June 30, 2014	73,543,177	$73,543	$18,471,686	$(18,645,395)	$(100,166)

Common stock issued for cash	—	—	—	—	—

Net loss	—	—	—	(69,633)	(69,633)
Balance, September 30, 2014	73,543,177	$73,543	$18,471,686	$(18,715,028)	$(169,799)

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows Three Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,633)	$(86,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,520	6,874
Shares issued for demonstration equipment	—	—
(Gain) loss on equity method investment	5,308	8,357
(Gain) on sale of investment asset	—	—
Stock based compensation	—	—
Decrease in revision of ARO estimate	—	—
Shares issued for warrants	—	—
Changes in operating assets and liabilities:
Write-off in note receivable	—	—
Change in account receivable	—	—
Change in inventory of Petrozene	—	—
Change in other assets	(5,625)	—
Change in accounts payable	8,913	(4,172)
Change in accounts payable – related party	—	—
Change in accrued expenses	—	455
Net cash provided by (used in) operating activities	(57,518)	(74,761)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Freestone Water Solutions	—	—
Sale of investment asset	—	—
Purchase of fixed assets	(26,680)	—
Net cash used in investing activities	(26,680)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	—	—
Payments on note payables – related party	—	—
Proceeds from sale of stock	—	50,000
Stock returned upon settlement of litigation	—	—
Derivative liability	—	—
Stock to be issued	22,000	—
Net cash provided by (used in) financing activities	22,000	50,000
NET CHANGE IN CASH	(62,198)	(24,761)
CASH AT BEGINNING OF PERIOD	73,106	205,767
CASH AT END OF PERIOD	$10,908	$181,006
Supplemental cash flow information:
Cash paid for interest	$—	$—
Non-cash investing activities:
Stock returned upon settlement of litigation	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Freestone Resources, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Freestone Resources, Inc. (the “Company” or “Freestone”) is an oil and gas technology development company that is actively developing and marketing technologies and solvents designed to benefit various sectors in the oil and gas industry. The Company has re-launched its Petrozene™ solvent after months of working with manufactures to develop a new and improved formula. Petrozene™ is predominantly used for paraffin buildup. Petrozene™ can be used for pipelines, oil storage tanks, oil sludge build up, de-emulsification, well treatment, as a corrosion inhibitor and as a catalyst in opening up formations thereby aiding in oil production. More information about Petrozene™ can be found at http://www.petrozene.com.

On November 16, 2012 the Company entered into a Company Agreement of Aqueous Services, LLC (“Aqueous”), a Texas limited liability company, with International Aqueous Investments, LLC and Pajarito W&M, LP. Aqueous is a joint venture between the Company and the two aforementioned parties, whereas the Company owns a 33.33% interest in Aqueous. Aqueous is a full water management company with access to a fresh water well that has been permitted to up to one thousand five hundred acre-feet of water per annum. A facility has been constructed that is owned and operated by Aqueous for the purpose of providing water for oil and gas activities in the Eagle Ford. This site includes a designated location for the recycling frack water and produced water. More information about Aqueous Services can be found at http://www.aqueousservices.com.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2014 Form 10-K.

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method.  For those businesses that the Company does not have a controlling interest, they are accounted through the Noncontrolling Interest method.  Management believes that all adjustments necessary for a fair presentation of the results of the three months ended September 30, 2014 and 2013 have been made.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at September 30, 2014 and June 30, 2014.

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

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2014 and June 30, 2014 are as follows:

	September 30, 2014	June 30, 2014
Computers & office furniture	$94,849	$68,169
Oil and gas research and development equipment	0	0
Total fixed assets	94,849	68,169
Less: Accumulated depreciation	(23,210)	(19,689)
Total fixed assets, net of accumulated depreciation	$71,639	$48,480

Depreciation expense was $3,520 for the quarter ended September 30, 2014 and $6,874 for the quarter ended September 30, 2013.

NOTE 3 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the three months ended September 30, 2014 the Company had a net loss of $69,633, increasing the deferred tax asset approximately $23,675 at the statutory tax rate of 34%.  Deferred tax assets at September 30, 2014 and June 30, 2014 consisted of the following:

 Deferred tax asset related to:

	September 30,	June 30,
	2014	2014
Prior Year	$1,871,803	$1,694,684
Tax Benefit (Expense) for Current Period	23,675	177,119
Net Operating Loss Carryforward	$1,895,478	$1,871,803
Less: Valuation Allowance	(1,895,478)	(1,871,803)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2032. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2014 and June 30, 2014.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sits producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At September 30, 2014, the liability for ARO was $14,470, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2014, the Company has not recognized accretion expense, as the oil and gas properties and recorded at salvage value.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2014.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $6,805 and $7,303 for the three months ended September 30, 2014 and 2013 respectively. Future minimum lease payments are as follows:

Year Ending June 30,	Amount
2015	$22,605
2016	22,605
2017	22,605
Total	$67,815

NOTE 6 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2014 and June 30, 2014, respectively, there were 73,543,177 and 73,543,177, common shares outstanding.

During the three months ended September 30, 2014 the Company sold 220,000 shares. The shares were issued subsequent to quarter end and are shown as stocked to be issued at September 30, 2014.

NOTE 7 – FREESTONE TECHNOLOGIES, LLC

On October 24, 2008.  Freestone established Freestone Technologies, LLC (the “Subsidiary”) in the state of Texas.  The Subsidiary is wholly owned by Freestone and has certain assets and liabilities relating to the purchase of oil wells.  These wells were purchased as additional test wells for Petrozene™ and research and development for subsequent technologies.  The assets and liabilities of the Subsidiary are included in the consolidated financial statements of Freestone.

NOTE 8 – INVESTMENT IN AQUESOUS SERVICES, LLC.

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

The joint venture is accounted for under the equity method as follows:

	September 30, 2014	June 30, 2014
Beginning Balance	$78,423	$109,673
Capital Contributions	0	0
Equity in Loss of JV	(5,308)	(31,340)
Period End Balance	$73,115	$78,423

NOTE 9 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of September 30, 2014.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s liabilities all valued at Level 3, at fair value as of September 30, 2014 and June 30, 2014 were $334,793 and $303,881, respectively.

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

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the three months ended September 30, 2014 and 2013, as follows:

	2014	2013
Acquisition of proved properties	$0	$0
Acquisition of unproved properties	$0	$0
Exploration costs	$0	$0

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the three months ended September 30, 2014 and 2013:

	2014	2013
Revenues	$0	$6,460
Production costs	0	(2,981)
Depletion, depreciation, accretion and valuation provisions	0	0
Exploration costs	0	0
	0	3,479
Income tax expense	0	0
Results of operations for producing activities (excluding corporate overhead and interest costs)	$0	$3,479

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

	Oil (Bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Balance at June 30, 2013	0	0
Production	0	0
Revisions of previous estimates	0	0
Balance at September 30, 2014	0	0

Proved developed reserves:
June 30, 2013	0	0
June 30, 2014	0	0
September 30, 2014	0	0

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

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue - Our revenue for the three months ended September 30, 2014 was $0, compared to $6,460 for the same period in 2013. Prior year revenue was from sales of Petrozene™ that were not realized in 2014.

Cost of Revenue – Cost of revenues (Petrozene™) were $0 for the three months ended September 30, 2014 versus $2,925 for the same period in 2013. This is the cost related to purchasing and transporting the product and the drop in cost of sales reflected the drop in sales.

Lease Operating Expense - Lease operating expense for the three months ended September 30, 2014 was $2,575 compared to $56 for the same period in 2013. The increase in lease operating expenses is due to maintenance costs.

Operating Expense – Depreciation expense for the three months ended September 30, 2014 and 2013 was $3,520 and $6,874, respectively. Total operating expenses for the three months ended September 30, 2014 and 2013 were $58,230 and $75,359 respectively.  The decreased costs of $17,129 in the three months ended September 30, 2014 were primarily due to decreases in payroll and consulting expenses.

Net Income (Loss) - Net loss for the three months ended September 30, 2014 was $69,633 compared to net loss of $86,275 for the same period in 2013.  The decrease is primarily due to a reduction in costs as discussed above.

Liquidity and Capital Resources

As of September 30, 2014 we have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock. Net cash used in operations by the Company was $57,518 for the three months ended September 30, 2014 compared to cash used of $74,761 for the same period in 2013.   We continue to explore options for working capital. Our cash balance at September 30, 2014 was $10,908.

Employees

As of September 30, 2014, Freestone had two employees.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern explanatory paragraph in their report included in our annual report on Form 10-K for the year ended June 30, 2014, which raises substantial doubt about our ability to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2014, our Chief Executive and Chief Financial Officer as of September 30, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a)  During the three months ended September 30, 2014 the Company filed no Form 8-Ks.

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

Date: November 10, 2014

