Form 10-Q
period 2014-12-31
FREESTONE RESOURCES, INC.
filed 2015-02-23
CIK 1089319

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ X ] No [ ]

As of February 18, 2015 there were 75,988,177 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. Consolidated Balance Sheets As of December 31, 2014 and June 30, 2014

Assets

	(Unaudited)
	December 31, 2014	June 30, 2014

Current Assets:
Cash	$163,518	$73,106
Accounts receivable	81	81
Prepaid Expenses and Other Assets	5,625	—
Total Current Assets	169,224	73,187
Fixed assets, net of accumulated depreciation of $26,781 and $19,689	69,593	48,480
Total fixed assets, net	69,593	48,480

Investment in Aqueous Services	67,707	78,423
Other assets	4,375	3,625

Total Assets	$310,899	$203,715

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$10,505	$9,320
Accrued expenses	466	466
Derivative liability – warrants	126,235	59,819
Total Current Liabilities	137,206	69,605

Long-term Liabilities:
Asset retirement obligations	14,470	14,470
Total Liabilities	151,676	84,075

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 75,988,177 and 73,543,177 shares issued
and outstanding, respectively	75,988	73,543
Additional paid in capital	18,711,241	18,471,686
Accumulated deficit	(18,628,006)	(18,425,589)
Stockholders' Equity (Deficit)	159,223	119,640
Total Liabilities and Stockholders’ Equity	$310,899	$203,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations For the Three and Six Months Ended December 31, 2014 and 2013 (unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

Revenue:
Oil and gas revenues resulting from research activities	$—	$6,148	$—	$—
Other oil and gas related revenues	3,511	—	3,511	12,608
Total revenue	3,511	6,148	3,511	12,608

Operating expenses:
Cost of revenue	—	2,591	—	5,516
Lease operating costs	5,032	22,331	7,607	22,387
Depreciation	3,571	7,181	7,091	14,055
Stock Based Compensation	—	—	—	—
Revision to ARO estimate	—	(26,027)	—	(26,027)
(Gain) Loss on Equity Method Investment	5,408	5,926	10,716	14,283
General and administrative	55,868	85,077	114,098	160,436
Total operating expenses	69,879	97,079	139,512	190,650

Operating loss	(66,368)	(90,931)	(136,001)	(178,042)

Other income (expense):
Gain (loss) on change in valuation of derivative liability	(2,963)	38,011	(66,416)	66,723

Gain (Loss) on sale of asset	—	(15,000)	—	(15,000)
Other income (expense)	—	—	—	836

Total other income (expense)	(2,963)	23,011	(66,416)	52,559

Net loss	$(69,331)	$(67,920)	$(202,417)	$(125,483)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	74,712,525	68,943,177	74,127,851	68,882,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statement of Stockholders’ Equity For the Six Months Ended December 31, 2014 (Unaudited)

			Additional
	Common Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2014	73,543,177	$73,543	$18,471,686	$(18,425,589)	$119,640

Common stock issued for cash	2,445,000	2,445	239,555		242,000

Net loss				(202,417)	(202,417)
Balance, December 31, 2014	75,988,177	$75,988	$18,711,241	$(18,628,006)	$159,223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows Six Months Ended December 31, 2014 and 2013 (Unaudited)

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,417)	$(125,483)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	7,091	14,055
Gain (loss) on change in valuation of derivative liability	66,416	(66,723)
Loss on equity method investment	10,716	14,283
Loss on sale of investment asset	—	15,000
Decrease in revision of ARO estimate	—	(26,027)
Changes in operating assets and liabilities:

Change in other assets	(6,375)	(545)
Change in accounts payable	1,185	(1,353)
Change in accrued expenses	—	455
Net cash used in operating activities	(123,384)	(176,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment asset	—	5,000
Purchases of fixed assets	(28,204)	(6,211)
Net cash used in investing activities	(28,204)	(1,211)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from sale of stock	242,000	50,000

Net cash provided by financing activities	242,000	50,000

NET CHANGE IN CASH	90,412	(127,549)
CASH AT BEGINNING OF PERIOD	73,106	205,767
CASH AT END OF PERIOD	$163,518	$78,218
Supplemental cash flow information:
Cash paid for interest	$—	$—

Stock Based Compensation	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Freestone Resources, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2014

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

On November 16, 2012, the Company entered into a Company Agreement of Aqueous Services, LLC (“Aqueous”), a Texas limited liability company, with International Aqueous Investments, LLC and Pajarito W&M, LP. Aqueous is a joint venture between the Company and the two aforementioned parties, whereas the Company owns a 33.33% interest in Aqueous. Aqueous is a full water management company with access to a fresh water well that has been permitted to up to one thousand five hundred acre-feet of water per annum. A facility has been constructed that is owned and operated by Aqueous for the purpose of providing water for oil and gas activities in the Eagle Ford. This site includes a designated location for the recycling frack water and produced water. More information about Aqueous Services can be found at http://www.aqueousservices.com.

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

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications also impact Note 7 below.

Recently Issued Accounting Pronouncements:

During the quarter ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2018.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $13,257 and $14,971 for the six months ended December 31, 2014 and 2013 respectively.

NOTE 3 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2014 and June 30, 2014, there were 75,988,177 and 73,543,177 respectively, common shares outstanding. During the six months ended December 31, 2014 the Company sold 2,445,000 shares for cash proceeds of $242,000.

NOTE 4 – INVESTMENT IN AQUESOUS SERVICES, LLC.

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

The joint venture is accounted for under the equity method as follows:

	December 31, 2014	June 30, 2014

Beginning Balance	$78,423	$109,763
Capital Contributions	—	—
Equity in Loss of JV	(10,716)	(31,340)
Period End Balance	$67,707	$78,423

NOTE 5 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of December 31, 2014.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s liabilities all valued at Level 3, at fair value as of December 31, 2014 and June 30, 2014 were $151,676 and $84,075and respectively.

NOTE 7- CORRECTION OF AN ERROR

During the preparation of our quarterly report, we identified an error related to the overstatement of our derivative liability, which is required to be marked-to-market each reporting period. The error reported in our income statement amounted to $66,723 for the six months ended December 31, 2013 and $38,011 for the quarter ended December 31, 2013. In addition, the derivative liability was overstated by $219,806 at June 30, 2014. Management evaluated these errors both quantitatively and qualitatively, and determined that the errors were immaterial to the prior year. Pursuant to the SEC SAB Topic 108, the prior period numbers have been corrected in this filing.

The following table reflects the impact of the error:

Statement of Operations for the three months ended December 31, 2013:

	As reported	Adjustment	As adjusted

Net Operating Income (Loss)	$(90,931)	$—	$(90,931)
Total other expense	(15,000)	38,011	23,011
Net loss	$(105,931)	$38,011	$(67,920)
Basic and diluted loss per common share	$0.00	$0.00	$0.00

Statement of Operations for the six months ended December 31, 2013:

	As reported	Adjustment	As adjusted

Net Operating Income (Loss)	$(178,042)	$—	$(178,042)
Total other expense	(14,164)	66,723	52,559
Net loss	$(192,206)	$66,723	$(125,483)
Basic and diluted loss per common share	$0.00	$0.00	$0.00

Balance Sheet for the year ended June 30, 2014:

	As reported	Adjustment	As adjusted

Total Assets	$203,715	$—	$203,715
Derivative liability	$279,625	$(219,806)	$59,819

Total liabilities	303,881	(219,806)	84,075
Stockholders’ equity	(100,166)	219,806	119,640
Total Liabilities and Stockholders’ Equity	$203,715	$—	$203,715

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Results of Operations

Three and six months Ended December 31, 2014 compared to three and six months Ended December 31, 2013

Revenue - Our revenue for the three months ended December 31, 2013 was $3,511, compared to $6,148 for the same period in 2013, and for the six months ended December 31, 2014 was $3,511 and $12,608 for the same period in 2013. Revenue decreased in the six months ended December 31, 2014, due to the drop in the sale of Petrozene™.

Cost of Revenues – Cost of sales (Petrozene™) for the three months ended December 31, 2014 and 2013 were $0 and $2,591, respectively. Cost of sales for the six months ended December 31, 2014 and 2013 were $0 and $5,516, respectively. The cost is related to purchasing and transporting the product.

Lease Operating Expense - Lease operating expense for the three months ended December 31, 2014 was $5,032 compared to $22,331 for the same period in 2013, and $7,607 for the six months ended December 31, 2013 compared to $22,387 for the same period in 2012.

Other Operating Expense - Other operating expenses for the three months ended December 31, 2014 were $3,571 of depreciation expense, $5,408 loss on equity investment and $55,868 of general and administrative expenses respectively, compared to $7,181 depreciation expense, a $5,926 loss on equity invest, and $85,077 of general and administrative expenses offset by a $26,027 reduction in ARO liability for the same period in 2013.  The decrease costs of $29,209 in the three months ended December 31, 2014 were largely due to a decrease in consulting and payroll expenses. The decrease in ARO liability in 2013 was a result of the sale of a property.

Other operating expenses for the six months ended December 31, 2014 were $7,091 of depreciation expense, a $10,716 loss on equity investment and $114,098 of general and administrative expenses respectively, compared to $14,055 depreciation expense, a $14,283 loss on equity investment and $160,436 of general and administrative expenses offset by the $26,027 reduction in ARO liability for the same period in 2013. The decrease general and administrative costs of $46,338 in the six months ended December 31, 2013 were primarily the result of decreases in consulting and payroll expenses.

Net Income (Loss) - Net loss for the three months ended December 31, 2014 was $69,331 compared to net loss of $67,920 for the same period in 2013.  Net loss for the six months ended December 31, 2014 was $202,417 compared to $125,483 for the same period in 2013. The increase in the net loss was due primarily to changes in valuation of derivative liability associated with outstanding stock warrants from a $66,723 gain in 2013 to a $66,416 expense in 2014 offset by a reduction in operating expenses detailed above

During the preparation of our quarterly report, we identified an error related to the overstatement of our derivative liability, which is required to be marked-to-market each reporting period. The error reported in our income statement amounted to $66,723 for the six months ended December 31, 2013 and $38,011 for the quarter ended December 31, 2013. In addition, the derivative liability was overstated by $219,806 at June 30, 2014. Management evaluated these errors both quantitatively and qualitatively, and determined that the errors were immaterial to the prior year. Pursuant to the SEC SAB Topic 108, the prior period numbers have been corrected in this filing.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock.

Net cash used from operating activities of the Company was $123,384 for the six months ended December 31, 2014 compared to cash used of $176,338 for the same period in 2013.   We continue to explore working capital options and in the short-term rely on our line-of-credit and advances/loans from shareholders. During the six months ended December 31, 2014, our cash and cash equivalent Increased from $73,106 to $163,518 primarily due to the sale of stock offset by the funding of the company’s operating loss.

Employees

As of December 31, 2014, Freestone had two employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended December 31, 2014, our Chief Executive and Chief Financial Officer as of December 31, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a)  During the six months ended December 31, 2014 the Company filed no Form 8-Ks.

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

Date: February 20, 2015

