Form 10-Q
period 2015-03-31
FREESTONE RESOURCES, INC.
filed 2015-05-15
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer [ ]	Accelerated Filer [ ]
Non-Accredited Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of May 15, 2015 there were 75,988,177 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. Consolidated Balance Sheets As of March 31, 2015 and June 30, 2014

Assets

	(Unaudited)
	March 31, 2015	June 30, 2014

Current Assets:
Cash	$91,850	$73,106
Accounts receivable	1,520	81
Repaid Expenses and Other Assets	1,875	—
Total Current Assets	95,245	73,187

Fixed assets, net of accumulated depreciation of $28,163 and $19,689	64,711	48,480
Total fixed assets, net	64,711	48,480

Investment in Aqueous Services	14,778	31,000
Other assets	8,010	3,625

Total Assets	$182,744	$156,292

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$10,796	$9,320
Accrued expenses	466	466
Derivative liability - warrants	59,064	59,819
Total Current Liabilities	70,326	69,605

Long-term Liabilities:
Asset retirement obligations	14,470	14,470
Total Liabilities	84,796	84,075

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 75,988,177 and 75,543,177 shares issued
and outstanding, respectively	75,988	73,543
Additional paid in capital	18,711,241	18,471,686
Accumulated deficit	(18,689,281)	(18,473,012)
Stockholders' Equity (Deficit)	97,948	72,217
Total Liabilities and Stockholders’ Equity	$182,744	$156,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations For the Three and Nine Months Ended March 31, 2015 and 2014 (unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014

Revenue:
Oil and gas revenues resulting from research activities	$2,723	$117	$2,723	$1,335
Other oil and gas related revenues		__	__	11,390
Total revenue	2,723	117	2,723	12,725

Operating expenses:
Cost of revenue	—	—	—	5,511
Lease operating costs	912	2,919	7,410	25,306
Depreciation	3,233	1,932	10,324	15,987
Stock Based Compensation	—	189,800	—	189,800
Revision to ARO estimate	—	—	—	(26,027)
(Gain) Loss on Equity Method Investment	5,506	8,793	16,222	23,076
General and administrative	72,758	69,167	186,856	229,608
Total operating expenses	82,409	272,611	220,812	463,261

Operating loss	(79,686)	(272,494)	(218,089)	(450,536)

Other income (expense):
Gain (loss) on change in valuation of derivative liability	67,172	8,323	756	75,046

Gain (Loss) on sale of asset	530	—	1,064	(15,000)
Other income (expense)	—	—	—	836

Total other income (expense)	67,702	8,323	1,820	60,882

Net loss	$(11,984)	$(264,171)	$(216,269)	$(389,654)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	74,543,177	68,943,177	74,738,907	68,943,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statement of Stockholders’ Equity And the Nine Months Ended March 31, 2015 (Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2014	73,543,177	$73,543	$18,471,686	$(18,473,012)	$72,217

Common stock issued for cash	2,445,000	2,445	239,555		242,000

Net loss				(216,269)	(216,269)
Balance, March 31, 2015	75,988,177	$75,988	$18,711,241	$(18,689,281)	$97,948

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows Nine Months Ended March 31, 2015 and 2014 (Unaudited)

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(216,269)	$(389,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,324	15,987
(Gain) loss on change in valuation of derivative liability	(756)	(75,046)
(Gain) loss on equity method investment	16,222	23,076
(Gain) loss on sale of asset	(1,064)	15,000
(Decrease) increase of ARO estimate	—	(26,027)
Shares issued for services	—	189,800
Changes in operating assets and liabilities:
Change in account receivable	(1,439)	(81)
Change in other assets	(6,260)	5,285
Change in accounts payable	1,477	(22)
Change in accrued expenses	—	(5,318)
Net cash provided used in operating activities	(197,765)	(247,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of asset	3,840	5,000
Purchases of fixed assets	(29,331)	(6,211)
Net cash used in investing activities	(25,491)	(1,211)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from sale of stock	242,000	50,000
Stock returned upon settlement of litigation	—	—
Net cash provided by financing activities	242,000	50,000

NET CHANGE IN CASH	18,744	(198,211)
CASH AT BEGINNING OF PERIOD	73,106	205,767
CASH AT END OF PERIOD	$91,850	$7,556
Supplemental cash flow information:
Cash paid for interest	$—	$22
Stock Based Compensation	$—	$189,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2015 and June 30, 2014 are as follows:

	3/31/15	6/30/14
Computers & office furniture	$8,968	$8,968
Collectable Art Work (not depreciated)	13,000	13,000
Oil and gas properties used for research and development	70,906	46,201
Total fixed assets	92,874	68,169
Less: Accumulated depreciation	(28,163)	(19,689)
Total fixed assets, net of accumulated depreciation	$64,711	$48,480

Depreciation expense was $10,324 and $15,987 for the nine months ended March 31, 2015 and 2014, respectively.

NOTE 3 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2015 and June 30, 2014, there were 75,988,177and 73,543,177 respectively, common shares outstanding. During the nine months ended March 31, 2015 the Company sold 2,445,000 shares for cash proceeds of $242,000.

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

The joint venture is accounted for under the equity method as follows:

	March 31, 2015	June 30, 2014

Beginning Balance	$31,000	$70,000
Capital Contributions	—	—
Equity in Loss of JV	(16,222)	(31,340)
Impairment of Investment	—	(7,660)
Period End Balance	$14,778	$31,000

NOTE 5 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and has a negative working capital position as of March 31, 2015.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s liabilities all valued at Level 3, at fair value as of March 31, 2015 and June 30, 2014 were $84,796 and $84,075, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2018.  The lease requires fixed escalations and payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $19,709 and $19,476 for the Nine months ended March 31, 2015 and 2014 respectively.

NOTE 8- CORRECTION OF AN ERROR

During the preparation of our quarterly report, we identified an error related to the overstatement of our derivative liability, which is required to be marked-to-market each reporting period. The error reported in our income statement amounted to $75,046 for the nine months ended March 31, 2014 and $8,323for the quarter ended March 31, 2014. In addition, the derivative liability was overstated by $219,806 at June 30, 2014.

During the years ended June 30, 2014 and 2013, we evaluated the investment in Aqueous and recorded an impairment of $7,660 and $39,763, respectively. The impairment was due to recurring losses incurred by Aqueous from inception. The error reported had no effect on net income for the nine months ended March 31, 2014. At June 30, 2014 the investment in Aqueous Services was overstated by $47,423.

Management evaluated these errors both quantitatively and qualitatively, and determined that the errors were immaterial to the prior year. Pursuant to the SEC SAB Topic 108, the prior period numbers have been corrected in this filing.

The following table reflects the impact of the error:

Statement of Operations for the three months ended March 31, 2014:

	As reported	Adjustment	As adjusted

Net Operating Income (Loss)	$(272,494)		$(272,494)
Total other expense		8,323	8,323
Net loss	$(272,494)	$8,323	$(264,171)
Basic and diluted loss per common share	$0.00	$0.00	$0.00

Statement of Operations for the nine months ended March 31, 2014:

	As reported	Adjustment	As adjusted

Net Operating Income (Loss)	$(450,536)	$—	$(450,536)
Total other expense	(14,164)	75,046	60,882
Net loss	$(464,700)	$75,046	$(389,654)
Basic and diluted loss per common share	$0.00	$0.00	$0.00

Balance Sheet for the year ended June 30, 2014:

	As reported	Adjustment	As adjusted

Total Assets	$203,715	$(47,423)	$156,292
Derivative liability	$279,625	$(219,806)	$59,819

Total liabilities	303,881	(219,806)	84,075
Stockholders’ equity	(100,166)	172,383	72,217
Total Liabilities and Stockholders’ Equity	$203,715	$(47,423)	$156,292

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

Results of Operations

Three and nine months Ended March 31, 2014 compared to three and nine months Ended March 31, 2013

Revenue - Our revenue for the three months ended March 31, 2015 was $2,723 compared to $117 for the same period in 2014 due to the reversal of a second quarter sale Revenue for the nine months ended March 31, 2015 was $2,723 compared to $12,725 for the same period in 2014. The decrease was due to a decline in Petrozene™ sales.

Cost of Revenues – Cost of sales (Petrozene™) for the three months ended March 31, 2015 and 2014 were $0 and $0, respectively. Cost of sales for the nine months ended March 31, 2015 and 2014 were 0 and $5,511, respectively. The drop in cost is reflective of the drop in sales. The cost is related to purchasing and transporting the product.

Lease Operating Expense - Lease operating expense for the three months ended March 31, 2014 was $912 compared to $2,919 for the same period in 2015 and $7,410 for the nine months ended March 31, 2014 compared to $25,306 for the same period in 2014.  The decrease is due to the drop in production activity.

Operating Expense - Total operating expenses for the three months ended March 31, 2015 were $3,233 of depreciation expense, loss on equity investment of $5,506 and $72,758 of general and administrative expenses, respectively, compared to $1,932 of depreciation, loss on equity investment of $8,793, stock compensation of $189,800 and $69,167 of general and administrative expenses for the same period in 2014.

Total operating expenses for the nine months ended March 31, 2015 were $10,324 of depreciation expense, loss on equity investment of $16,222 and $186,856 of general and administrative expenses, respectively, compared to $15,987 of depreciation expense, loss on equity investment of $23,076, a gain on the revision of the ARO liability of $26,027, stock based compensation of $189,800 and $229,608 of general and administrative expenses for the same period in 2014. The decrease in general and administrative cost was due primarily to a decrease in consulting and payroll expenses.

Net Income (Loss) - Net loss for the three months ended March 31, 2015 was $11,984 compared to net loss of $264,171 for the same period in 2014.  Net loss for the nine months ended March 31, 2015 was $216,269 compared to $389,654 for the same period in 2014. The decrease in loss was primarily due to the no stock compensation in 2015.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock.

Net cash provided by the Company was $18,744 for the nine months ended March 31, 2015 compared to cash used of $198,211 for the same period in 2014. The change was due largely to the increase in funds from sales of stock.  We continue to explore working capital. Our cash balance at March 31, 2015 was $91,850.

Employees

As of March 31, 2015, Freestone had two employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive and Chief Financial Officer as of March 31, 2015 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The Company filed a Form 8-K on February 11, 2015 related the Company’s decision to change certifying accountants.

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

Date: May 15, 2015

