Form 10-K
period 2015-06-30
FREESTONE RESOURCES, INC.
filed 2015-10-07
CIK 1089319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015: $11,252,840

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of September 28, 2015, the Registrant had 86,138,117 shares of common stock outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Background

Freestone Resources, Inc. (the “Company” or “Freestone”), a Nevada corporation, is an oil and gas technology development company that is actively developing and marketing technologies and solvents designed to benefit various sectors in the oil and gas industry. The Company has re-launched its Petrozene™ solvent after developing a new and improved formula. Petrozene™ is primarily used to dissolve paraffin buildup, and it is primarily used for pipelines, oil storage tanks, oil sludge build up, de-emulsification, well treatment, as a corrosion inhibitor and as a catalyst in opening up formations thereby aiding in oil production.

On June 24, 2015 Freestone purchased 100% of the common stock of C.C. Crawford Retreading Company, Inc. (“CTR”), a Texas corporation. CTR is an Off-The-Road (“OTR”) tire company located in Ennis, Texas, and a wholly owned subsidiary of Freestone. CTR’s primary business is to repair, recycle, dispose of and sell OTR tires, which are used on large, industrial equipment. Freestone made the decision to purchased CTR in order to utilize the CTR facility for the production of Petrozene™.

On June 24, 2015 the Company formed Freestone Dynamis Energy Products, LLC (“FDEP”) with Dynamis Energy, LLC (“Dynamis”). FDEP was formed in order to operate and manage the specialized pyrolysis process that is used to create Petrozene™ and other byproducts of value. Freestone chose to work with Dynamis based on their extensive engineering and waste-to-energy expertise. Freestone owns a 70% member interest in FDEP.

The acquisition of CTR and the formation of FDEP have allowed Freestone to vertically integrate the Petrozene™ product line. CTR will remain an auxiliary company that will maintain existing operations that complement the efforts of FDEP and Freestone.

Available Information

The Freestone website is www.freestoneresources.com.  The Company’s references to the URLs for these websites are intended to be inactive textual references only.  The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Products and Services

OTR Tire Services

CTR has been involved in the OTR tire business since 1987. Since its formation, CTR has evolved into a unique company that can handle most of the needs of its customers that require OTR tire services. These services include:

•	Specialized OTR tire repair services quickly and efficiently, and at competitive prices; and
•	Disposal services for OTR tires that can no longer be used or repaired; and
•	A substantial inventory of used OTR tires for sale; and
•	Recycling OTR tires for alternative uses that prevent them from going to landfills.

Petrozene™

Freestone purchased CTR in order to use a specialized pyrolysis technology. Pyrolysis, by definition, is the decomposition of organic matter in the absence of oxygen. The Company and FDEP will use this process to convert the OTR tires that have been disposed of into byproducts of value. One of the byproducts from this process is used in the production of Petrozene™. The use of pyrolysis allows Freestone and CTR to reduce the amount of tires that would have otherwise been disposed of in landfills.

Customers

CTR provides services to many international OTR tire dealers. These OTR tire dealers make up a majority of its customer base.

Competition

OTR Tire Services

Several tire processing companies are permitted in the Dallas/Ft. Worth area, but most of them cannot handle OTR tires due to the size of the OTR tires. CTR has its own trucks, forklifts and other equipment that are necessary for the management and processing of OTR tires. CTR also has specialized, on-site shredding equipment to convert the OTR tires into one inch tire pieces that can be sold as a tire derived fuel (“TDF”), or processed in the specialized pyrolysis technology.

CTR is one of the few tire processing facilities that provide other services to its customers. These additional services include the sale of used OTR tires and the repair of OTR tires. CTR’s operations focus on the states of Texas, Oklahoma, Louisiana, New Mexico and Arkansas. Focusing on these specific states allow CTR to provide some of the fastest repair turnarounds in the industry.

Petrozene™

Many oil and gas service companies and petro-chemical companies provide a product that competes with Petrozene™. The Company’s advantage is that Petrozene™ is derived from a readily available waste product, and the pyrolysis process used to create Petrozene™ is extremely cost efficient. Most of the Company’s competitors use synthetically derived chemicals that are extremely expensive to develop and manufacture.

Research and Development

Freestone and its partners are continuously evaluating technologies and processes that can convert waste streams into valuable byproducts. Freestone’s main focus has been the development of byproducts that can be used by the oil and gas industry to increase production and efficiency. The Company’s research has resulted in the relaunch of Petrozene™, and expanding the ways in which Petrozene™ can be utilized. Freestone’s partners and customers have provided valuable feedback that has continued to help create a superior product.

Growth Strategy

Freestone is actively pursuing a strategy of growth through the vertical integration of Petrozene™. The implementation of this strategy allows the Company to reduce variables that could affect growth, performance and the quality of its products. In addition, Freestone and FDEP are providing CTR with another recycling option. This means that more tires will be processed each year, and thus will allow CTR to increase its disposal operations.

Government Approval and Environmental Matters

Freestone’s and CTR’s operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

CTR is registered with the Texas Commission on Environmental Quality (“TCEQ”) as a transporter and scrap tire facility.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, CTR and Freestone are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general.

Intellectual Property

Freestone is the owner of the Petrozene™ trademark. Freestone does not own any patents at this time.

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

Freestone's corporate offices are located at Republic Center, Suite 1350, 325 N. St. Paul St. Dallas, TX 75201.  Freestone entered into a lease agreement amendment on April 30th 2014 on this property to extend its lease for a term of three years. CTR is located at 101 W. Ave. D, Ennis TX 75119 and owns approximately 10.141 acres with three buildings consisting of 32,800 square feet.

ITEM 3.  LEGAL PROCEEDINGS

Freestone and CTR are not subject to any material pending legal proceedings, nor are the companies aware of any material threatened claims against them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

The Company intends to hold an annual shareholders’ meeting in the third quarter of the fiscal year ending June 30, 2016.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently quoted on the OTCQB under the symbol “FSNR.”

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2015 and 2014.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2015	High	Low
First Quarter	$0.29	$0.10
Second Quarter	$0.25	$0.14
Third Quarter	$0.20	$0.08
Fourth Quarter	$0.17	$0.05

Fiscal 2014	High	Low
First Quarter	$0. 14	$0. 09
Second Quarter	$0. 13	$0. 06
Third Quarter	$0. 11	$0. 06
Fourth Quarter	$0. 09	$0. 06

Shareholders

As of June 30, 2015, there were approximately 251 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

Freestone has not paid cash dividends on any class of common equity since formation, and Freestone does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

On November 16, 2012 the Company entered into an agreement to form Aqueous Services, LLC, a joint venture between Freestone Resources, Inc., Pajarito W&M, LP. and International Aqueous Investment, LLC (“Aqueous”) for the purpose of developing a shale oil and gas water management facility in Wilson County, Texas. The Company also sold each of the JV partners 500,000 warrants to purchase shares of common stock at 80% of the closing price on the exercise date.

On June 24, 2015 the Company entered into a warrant purchase agreement with Dynamis for 5,000,000 warrants to purchase shares of common stock at 80% of the average closing bid and sale cost over the previous ten days at exercise date. The warrants vest immediately and have a one year term.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to report selected financial data disclosures as required by item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At present, Freestone’s management is focused on the development and vertical integration of the Petrozene™ product line, and assisting Aqueous with the continued development of its water management facility. The continued development of Aqueous includes the testing and utilization of technology that can effectively recycle frack water and produced water, as well as the sale of fresh water for oil and gas exploration and production purposes. Freestone continues to look for various solvents, chemicals, and technologies that might fit into Freestone’s petro-chemical line, and continues to seek opportunities in the oil and gas water industry.

Critical Accounting Policies

The Company’s consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles.  As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Freestone and CTR recognize revenue from the sale of products in accordance with ASC 605.  Revenue will be recognized only when all of the following criteria have been met:

• Persuasive evidence of an arrangement exists; and
• Ownership and all risks of loss have been transferred to buyer, which is generally upon delivery; and
• The price is fixed and determinable; and
• Collectability is reasonably assured.

The three main sources of revenue are recognized as follows:

•	Revenues associated with tire disposals are recognized upon receipt of the tire by CTR; and
•	Revenues associated with tire repairs are invoiced and recognized upon completion of repair and receipt of the tire by the customer; and
•	Revenue associated with used tires and scrap sales are recognized upon delivery of the product to the customer.

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

Results of Operations for the Period from July 1, 2014 to June 25, 2015 (Predecessor) Compared to the Year Ended June 30, 2014 (Predecessor)

Revenues

Revenues for the period from July 1, 2014 to June 24, 2015 (Predecessor) and year ended June 30, 2014 (Predecessor) were $1,150,020 and $1,232,680, respectively. The decrease was primarily due to a 70% decrease in used tire sales. Tire disposal revenue increased by 29% over the previous year, and tire repair revenue increased by 14%. There was no revenue in the Successor period.

Cost of Goods and Gross Profit

The Company’s gross margin remained consistent at 48%. Cost of sales declined by $52,800. This is reflective in the decline in sales.

Operating Expense

Total operating expenses in the period from July 1, 2014 to June 24, 2015 (Predecessor) and the year ended June 30, 2014 (Predecessor) were $544,950 and $561,299. Depreciation decreased from $74,099 to $60,652 and general and administrative expenses decreased from $345,375 to $329,456 while selling cost increased from $141,825 to $154,842. The Successor period had no operating expenses.

The decrease in depreciation expense is related to the aging of the Company’s assets base, as well as the equipment becoming fully depreciated.

The decrease of $15,919 in general and administrative expenses is related to a decrease in personnel and consulting expenses.

The increase in selling cost was due to an increase in travel and benefit costs.

Other income and expense for the period from July 1, 2014 to June 24, 2015 (Predecessor) and the year ended June 30, 2014 (Predecessor) consisted of interest expense of $13,474 and $10,530 respectively. The decrease was due to a decrease in the Company’s debt.

Net (Loss) Income

Net loss for period from July 1, 2014 to June 24, 2015 (Predecessor) and the year ended June 30, 2014 (Predecessor) was $20,537. Net income for the year ended June 30, 2014 (Predecessor) was $25,030. The decrease was primarily due to the Company’s decrease in sales. Net gain for the Successor period was $128,750 consisting of a bargain purchase gain on the acquisition of CTR.

Liquidity and Capital Resources

The Company has little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

Cash increased by $7,907 from $30,155 at June 30, 2014 (Predecessor) to $38,372 at June 30, 2015 (Successor). The increase was due to the acquisition of CTR by Freestone, and the inclusion of Freestone’s funds in the consolidated balance sheet as of June 30, 2015.

Net cash provided by operating activities was $40,337 for the period from July 1, 2014 to June 24, 2015 (Predecessor), compared to net cash provided by operating activities of $83,004 for the year ended June 30, 2014 (Predecessor). The decrease was due to the decrease in sales and the resulting operating loss. The Successor period generated no cash from operations.

Employees

As of June 30, 2015 CTR had 12 full time employees. Freestone’s only employees are its officers.

Need for Additional Financing

The Company is uncertain of its ability to generate sufficient liquidity from its operations so the need for additional funding may be necessary.  The Company may sell stock and/or issue additional debt to raise capital to accelerate our growth.

Going Concern Uncertainties

The accompanying financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of this annual report, there is doubt regarding the Company’s ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

The Company formed FDEP in order to vertically integrate its Petrozene™ product line, and utilize a specialized pyrolysis process in order to produce other byproducts of value that will generate revenue for FDEP. In turn, the ability of FDEP to process large quantities of OTR tires will allow the Company to increase the amount of OTR tires it can dispose of and process, which will generate additional revenue of the Company. Additionally, the Company intends to raise equity or debt financing that will allow the Company to expand its current operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc. and Subsidiaries, together with the Report of Independent Registered Public Accounting Firm of MaloneBailey, LLP, appear on pages 17 through 33 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2015.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework) at June 30, 2015. Based on its evaluation, our management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons serve as directors and officers of Freestone Resources, Inc.:

Clayton Carter, Chief Executive Officer and President

James F. Carroll, Chief Financial Officer

Don Edwards, Chief Investment Officer

Clayton Carter, age 30, received his Bachelor of Arts in Integrated Marketing and Communications from Pepperdine University. With his extensive knowledge of the public markets and investment-based finance, Mr. Carter has raised the capital to develop multiple startups. Mr. Carter has served as President and Director of Freestone Resources since January 2009, and will continue his current duties at the Company as the Chief Executive Officer and Chairman of the Company. Mr. Carter strongly believes in Freestone's continuing mission to develop new technologies that allow for the utilization of various petroleum resources in an environmentally responsible and cost effective way.   Mr. Carter has served as the President of Freestone Resources since September of 2008.  Previous positions within the past five years include a position as a customer service representative at Wells Fargo bank.

Don Edwards, age 66, is a graduate from Texas Christian University with a BBA degree concentrating in Finance and Economics. Mr. Edwards started his business career with E. F. Hutton where he was a regional OTC Coordinator. He also ran a trading desk for OTC stocks. He later served as President, CFO, CEO and Director for four securities firms as well as a Director for two savings and loans. He has been responsible for managing many public and private companies. He has raised startup capital for dozens of both private and public companies. Mr. Edwards has vast knowledge in the investment field including fine art. He has bought and sold art works of such artists as Charles Russell and Monet. Don was a licensed Insurance agent for many years and assisted in managing the West Texas region for Mass Mutual Life Ins. Co. Don also has a background in the Oil and Gas Industry. His family has run a successful Drilling Co. in West Texas for over half a century. Mr. Edwards will maintain his position as Chief Investment Officer of the Company.  Mr. Edwards has served as the Chief Investment Officer for the Company for five years.  Prior to his employment at the Company, Mr. Edwards was self-employed.

James F. Carroll, 59, has served as the Chief Financial Officer and Treasurer of Freestone since May 1, 1999. He has served as a director of Freestone since November 12, 1999. From December 1973 to April 1999, Mr. Carroll was employed by F. Schumacher & Co., a New York fabric company, as a manager of production, purchasing and inventory. Mr. Carroll received a B.B.A. degree in public accounting from Pace University of New York in 1985.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2015 and 2014 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Investment Officer (CIO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Clayton Carter,	2015	56,260	0	0	0	0	0	0	56,260
CEO	2014	49,580	0	73,000	0	0	0	0	122,580
Don Edwards,	2015	30,500	0	0	0	0	0	0	30,500
CIO	2014	48,953	0	73,000	0	0	0	0	121,983
James Carroll, CFO	2015	0	0	0	0	0	0	0	0
	2014	0	0	7,300	0	0	0	0	7.300

Employment Agreements

We do not have any employment agreements in place.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED SHAREHOLDER MATTERS

As of September 28, 2015, the following persons are known to Freestone to own 5% or more of Freestone's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned*	Percent of Class

Clayton Carter, President, CEO and Director	7,605,000	8.83%

James Carroll, Chief Financial Officer and Director	2,040,000	2.37%

Don Edwards, Chief Investment Officer and Director	6,500,000	7.55%

Gerald M. Johnston, Beneficial Owner	12,341,667	14.33%

Directors and Officers as a Group

325 N. St. Paul St.

Suite 1350

Dallas, TX 75201

Gerald M. Johnston

2821 Alliance Place

Suite 1

Springdale, AR 72764

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the our annual financial statements and review of the financial statements included in our Form 10-K and Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2015 was $25,610, and $28,000 for fees relating to the year ended June 30, 2014.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.     EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to the Consolidated Financial Statements

 (b)  Freestone filed the following Exhibits in the year ended June 30, 2015:

On February 17, 2015 Freestone filed an 8-K to report the Change in Registrant’s Certifying Accountant (incorporated by reference to the Form 8-K filed on February 17, 2015)

On June 29, 2015 Freestone filed an 8-K to report the Entry into a Material Definitive Agreement and the Unregistered Sales of Equity Securities (incorporated by reference to the Form 8-K filed on June 29, 2015)

(c)  Exhibits

31	Certification

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

99.1	Freestone Financial Statements (Restated) as originally filed on Form 10-K on September 4, 2014

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freestone Resources, Inc.

Dated: October 5, 2015	By:	/s/ Clayton Carter
Clayton Carter, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Clayton Carter	President, Chief Executive Officer and Director	October 5, 2015
Clayton Carter

By: /s/ James Carroll	Chief Financial Officer, Director	October 5, 2015
James Carroll

By: /s/ Don Edwards	Chief Investment Officer, Director	October 5, 2015
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Freestone Resources, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Freestone Resources, Inc. and its subsidiaries (collectively the “Company”, or “Successor”) as of June 30, 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from June 25, 2015 through June 30, 2015. We have also audited the accompanying balance sheet of C. C. Crawford Retreading Co., Inc. (the “Predecessor”) as of June 30, 2014 and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from July 1, 2014 through June 24, 2015 and for the year ended June 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. and its subsidiaries as of June 30, 2015 and the results of their operations and their cash flows for the period from June 25, 2015 through June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the financial position of C. C. Crawford Retreading Co., Inc. as of June 30, 2014 and results of operations and its cash flows for the period from July 1, 2014 through June 24, 2015 and for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Freestone Resources, Inc. will continue as a going concern. As discussed in Note 14 to the financial statements, Freestone Resources, Inc. has not generated sufficient profits and cash flows to fund our business operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 14. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 6, 2015

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	June 30,
	2015	2014
	Successor	Predecessor

ASSETS

Current Assets
Cash	$38,372	$30,465
Accounts receivable	98,208	123,889
Inventory	122,000	26,544
Prepaid and Other Assets	51,151	48,473
Total Current Assets	309,731	229,371

Property, plant and equipment, net of accumulated depreciation of
$16,564 and $727,102	1,665,430	652,920

TOTAL ASSETS	$1,975,161	$882,291

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$124,046	$75,579
Accrued bonus payable	-	264,964
Environmental liability	32,000	320,000
Current portion of long term debt	56,051	52,577
Total Current Liabilities	212,097	713,120

Asset Retirement Obligation	14,470
Long term debt, less current portion	1,104,913	140,964

TOTAL LIABILITIES	1,331,480	854,084

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
81,088,177 shares issued and outstanding	81,088
Common stock, $10 par value, 100,000 shares authorized
and outstanding		1,000,000
Additional paid in capital	19,488,278	(557,816)
Accumulated deficit	(18,925,985)	(413,977)
	643,381	28,207
Non-Controlling Interest	300	-
	643,681	28,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,975,161	$882,291

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations

	June 25, 2015	July 1, 2014	Year Ended
	to June 30,	to June 24,	June 30,
	2015	2015	2014
	Successor (A)	Predecessor (A)	Predecessor

REVENUE
Tipping Fee Revenue	$-	$463,537	$358,946
Tire Repair Revenue	-	432,039	377,459
Used Tire Sales	-	161,445	415,395
Scrap Material Sales	-	57,999	80,880
Total Revenue	-	1,115,020	1,232,680

COSTS OF REVENUE
Tipping Fee Operations	-	255,345	278,786
Tire Repair and Sales	-	163,011	207,924
Tire Disposal	-	161,721	146,167
Total Cost of Revenue	-	580,077	632,877

GROSS PROFIT	-	534,943	599,803

OPERATING EXPENSES
Selling	-	154,842	141,825
General and Administrative	-	329,456	345,375
Depreciation and Amortization	-	60,652	74,099
Total Operating Expense	-	544,950	561,299

INCOME (LOSS) FROM OPERATIONS	-	(10,007)	38,504

OTHER INCOME (EXPENSES)
Bargain Purchase Gain	128,750	-	-
Interest Expense, net		(10,530)	(13,474)
	128,750	(10,530)	(13,474)

INCOME (LOSS) BEFORE TAXES	128,750	(20,537)	25,030

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME(LOSS)	$128,750	$(20,537)	$25,030

Basic and diluted income (loss) per share
Net income (loss) per share	$0.00

Weighted average shares outstanding	81,088,177
Basic and diluted

(A) The acquisition of C.C. Crawford Retreading Co., Inc. by Freestone Resources Inc. closed on June 24, 2015.
(See Note 3 to the consolidated financial Statements)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity

					Non
	Common Stock		Paid-In	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Totals
Predecessor
Balance, June 30, 2013	100,000	$1,000,000	$(557,816)	$(439,007)	$—	$3,177

Net Income				25,030		25,030

Balance, June 30, 2014	100,000	1,000,000	(557,816)	(413,977)		28,207

Net Loss				(20,537)		(20,537)

Balance, June 24, 2015 (A)	100,000	$1,000,000	$(557,816)	$(434,514)	$—	$7,670

	Common Stock		Paid-In	Accumulated	Non Controlling
	Shares	Amount	Capital	Deficit	Interest	Totals
Successor (A)
Balance, June 25, 2015	76,088,177	$76,088	$18,993,278	$(19,054,735)	$—	$14,631
Common Stock Issued
to fund CTR Downpayment	5,000,000	5,000	495,000			500,000

Sale of Membership Interest					300	300

Bargain Purchase Gain				128,750		128,750

Balance, June 30, 2015	81,088,177	$81,088	$19,488,278	$(18,925,985)	$300	$643,681

(A) The acquisition of C.C. Crawford Retreading Co., Inc. by Freestone Resources Inc. closed on June 24, 2015.
(See Note 3 to the consolidated financial Statements)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow

	June 25, 2015	July 1, 2014	Year Ended
	to June 30,	to June 24,	June 30,
	2015	2015	2014
	Successor (A)	Predecessor (A)	Predecessor

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$128,750	$(20,537)	$25,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	-	60,652	74,099
Loss on Disposal of Assets	-	-	510
Bargain Purchase Gain	(128,750)	-	-
Changes in operating assets and liabilities
Decrease in Accounts Receivable	-	25,981	3,086
Decrease in Inventory	-	1,968	18,807
Increase in Prepaid Expenses	-	(527)	(19,342)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	-	27,800	(14,186)
Decrease in Accrued Bonus Payable	-	(55,000)	(5,000)
Net Cash Provided by Operating Activities	-	40,337	83,004

CASH FLOW FROM INVESTING ACTIVITIES
Cash received in CTR Acquisition	18,225
Purchase of Fixed Assets	-	-	(19,339)
Net Cash Used in Investing Activities	18,225	-	(19,339)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of Debt	-	(52,577)	(55,577)
Net Cash Used In Financing Activities	-	(52,577)	(55,577)

Net Decrease in Cash	18,225	(12,240)	8,088

Cash at Beginning of the Period	20,147	30,465	22,377

Cash at the End of the Period	$38,372	$18,225	$30,465

Cash Transactions
Total Amount of Interest Paid in Cash	$-	$10,802	$14,546

Total Income Taxes Paid in Cash	$-	$-	$-

Non Cash financing and Investing Activities
Note Payable for Purchase of Vehicle	$-	$-	$15,114

Trade in of Vehicle and Note Payoff	$-	$-	$5,942

Note Payable for Acquisition of CTR	$1,020,000	$-	$-

Stock Issued to fund down payment of
CTR Purchase	$500,000	$-	$-

(A) The acquisition of C.C. Crawford Retreading Co., Inc. by Freestone Resources Inc. closed on June 24, 2015.
(See Note 3 to the consolidated financial Statements)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries

Notes to Financial Statements

June 30, 2015 and 2014

NOTE 1 – NATURE OF ACTIVITIES AND CONTINUANCE OF BUSINESS

Freestone Resources, Inc. and subsidiaries (“Freestone” or collectively the “Company”) are an oil and gas technology development company. The Company is located in Dallas, Texas and is incorporated under the laws of the State of Nevada. The Company’s subsidiaries consist of C.C. Crawford Retreading Company, Inc., Freestone Technologies, LLC and Freestone Dynamis Energy Products, LLC.

The Company’s primary business is the development of new technologies that allow for the utilization of oil and gas resources in an environmentally responsible and cost effective way.

C.C. Crawford Retreading Company, Inc. (“CTR”) is an Off-The-Road (“OTR”) tire company located in Ennis, Texas and incorporated under the laws of the State of Texas. CTR’s primary business is to repair, recycle, dispose of and sell OTR tires, which are used on large, industrial equipment.

Freestone Dynamis Energy Products, LLC (“FDEP”) is a joint venture between Dynamis Energy, LLC and the Company. FDEP was established to pursue the production and marketing of Petrozene™. FDEP’s initial operations will utilize a specialized pyrolysis technology in order to process CTR’s feedstock, and begin large scale production of Petrozene™. Freestone owns 70% of FDEP.

Freestone Technology, LLC. is an inactive subsidiary.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which have a fiscal year end of June 30. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, "[t]he usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

Predecessor Accounting:

On June 24, 2015 Freestone acquired 100% of the outstanding common stock of CTR. The results of operations and cash flows from June 24, 2015 (the date of acquisition) through June 30, 2015 are considered immaterial.. The allocation of the purchase price and the estimated fair value of the assets acquired and liabilities assumed are presented as of that date. (See Note 3) The operations of Freestone were insignificant in comparison to CTR, so the consolidated financial statements included herein are presented for the fiscal year ended June 30, 2014 and for the period from July 1, 2014 to June 24, 2015 are presented under predecessor entity reporting wherein the prior historical information consists solely of CTR’s balance sheet and results of operations and cash flows. The consolidated financial statements as of June 30, 2015 and for the period from June 25, 2015 through June 30, 2015 are presented under successor entity reporting. Because the results of operations and cash flows from June 24, 2015 (the date of acquisition) through June 30, 2015 are immaterial, they have been included in the predecessor period for reporting purposes. Accordingly, only transactions directly associated with the purchase of CTR are included in the successor period.

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

Cash:

Cash and cash equivalents include cash in banks and short term investments with original maturities of three months or less. The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non-interest bearing transaction accounts of up to $250,000.  At June 30, 2015, none of the Company’s cash was in excess of federally insured limits.

Revenue Recognition:

CTR recognizes revenue from the sale of products in accordance with ASC 605.  Revenue will be recognized only when all of the following criteria have been met:

· Persuasive evidence of an arrangement exists; and
· Ownership and all risks of loss have been transferred to buyer, which is generally upon delivery; and
· The price is fixed and determinable; and
· Collectability is reasonably assured.

The three main sources of revenue are recognized as follows:

·	Revenues associated with tire disposals are recognized upon receipt of the tire by CTR; and

·	Revenues associated with tire repairs are invoiced and recognized upon completion of repair and receipt of the tire by the customer; and

·	Revenue associated with used tires and scrap sales are recognized upon delivery of the product to the customer.

·	Revenue associated with sales of Petrozene is recognize upon delivery to the customer.

Accounts Receivable:

Accounts Receivable consists of accrued OTR tire repair, disposal, recycling and used tire sales receivables due from customers and are unsecured. The receivables are generally unsecured and such amounts are generally due within 30 to 45 days after the date of the invoice.  Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.   CTR’s policy is generally not to charge interest on receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. CTR had no bad debt accruals at June 30, 2015 and 2014.

Inventory:

Inventory of the predecessor company is carried at lower of cost or market. At acquisition the Company’s inventory was revalued at fair market value as part of the purchase price allocation. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, and used tires for sale carried at the cost of repairs. As of June 30, 2015 and June 30, 2014 inventory consisted of:

	2015 Successor	2014 Predecessor
Crum Rubber for Processing	$10,246	$10,121
Used Tire for Resale	111,754	16,423
	$122,000	$26,544

Property, Plant and Equipment:

Property, Plant and Equipment are carried at the cost of acquisition or construction, and are depreciated over the estimated useful lives of the assets. Assets acquired in a business combination are stated at estimated fair value. Costs associated with repair and maintenance are expensed as they are incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are in operating income. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Buildings and Improvements	10 - 39 Years
Machinery and Equipment	7 Years
Automotive Equipment	5-7 Years
Office Furniture & Equipment	5 Years
Collectable Art Work	Not Depreciated

Impairment of Long-Lived Assets:

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Asset Retirement Obligation:

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties. The settlement date fair value is discounted at Freestone’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to the ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in the ARO.   During 2015 and 2014, the Company recognized no accretion expense, as the properties were written down to salvage value as of June 30, 2009.

The amounts recognized for the ARO are based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.

Stock-Based Compensation:

The Company accounts for stock-based compensation using a fair value based method whereby compensation cost is measured at the grant date based on the value of the stock granted and is recognized over the service period.   The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued.   In calculating this fair value, there are certain assumptions used such as the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

The Company does not have any employee benefit or stock option plans.

Fair Value Measurements:

ASC Topic 820, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s credit worthiness, among other things, as well as unobservable parameters.

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Emerging Growth Company Critical Accounting Policy Disclosure:

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

NOTE 3 - ACQUISITION OF C.C. CRAWFORD RETREADING CO., INC.

On June 24, 2015 the Company acquired 100% of the outstanding common stock of C.C. Crawford Retreading Co., Inc., a privately held company, for an aggregate price of $1,520,000. Terms of the purchase were $500,000 cash at closing and a note payable to the seller for $1,020,000. The cssh down payments was paid direct to a seller by a third party form sale of stock proceeds as discussed in note 10. The Company estimated the fair value of assets acquired net of liabilities assumed to be $1,648,750 resulting in a bargain purchase gain of $128,750. The operations of Freestone were insignificant in comparison to CTR, so the consolidated financial statements included herein are presented for the fiscal year ended June 30, 2014 and for the period from July 1, 2014 to June 24, 2015 are presented under predecessor entity reporting wherein the prior historical information consists solely of CTR’s balance sheet and results of operations and cash flows. The consolidated financial statements as of June 30, 2015 and for the period from June 25, 2015 through June 30, 2015 are presented under successor entity reporting. Because the results of operations and cash flows from June 24, 2015 (the date of acquisition) through June 30, 2015 are immaterial, they have been included in the predecessor period for reporting purposes. Accordingly, only transactions directly associated with the purchase of CTR are included in the successor period.

The allocation of the purchase price and the estimated fair market value of the assets acquired and liabilities assumed are shown below:

Acquired assets:

Current assets
Cash	$18,225
Accounts receivable	97,908
Inventory	122,000
Prepaid Expenses	49,000
Total Current Assets	287,133

Property, Plant and Equipment
Land	360,000
Buildings and improvements	700,000
Automotive equipment	78,100
Machinery and equipment	499,860
Total PP&E	1,637,960

Total acquired assets	1,925,093

Assumed liabilities

Current liabilities
Accounts payable	(103,379)
Environmental liability	(32,000)
Current portion of long term debt	(56,051)
(191,430)

Long Term Debt	(84,913)

Total assumed liabilities	(276,343)

Net Assets Acquired	1,648,750
Purchase Price	1,520,000
Bargain Purchase Gain	$128,750

Unaudited pro forma results of operations data for the fiscal years ending June 30, 2015 and 2014 as if the Company’s had been combined as of July 1, 214 and July 1, 2013, respectively, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However pro form results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.

FREESTONE RESOURCES, INC.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	6/30/2015	6/30/2014

REVENUE
Tipping Fee Revenue	$463,537	$358,946
Tire Repair Revenue	432,039	377,459
Used Tire Sales	161,445	415,395
Oil & Gas Revenue	2,723	12,758
Scrap Material Sales	57,999	80,880
Total Revenue	1,117,743	1,245,438

COSTS OF REVENUE
Tipping Fee Operations	255,345	278,786
Tire Repair and Sales	163,011	207,924
Tire Disposal	161,721	146,167
Cost of Petrozine	—	5,511
Total Cost of Revenue	580,077	638,388

GROSS PROFIT	537,666	607,050

OPERATING EXPENSES
Lease Operating Cost	33,563	43,492
Loss on Equity Method Investment		14,283
Impairment of Equity method Investment		95,480
Impairment of Oil and Gas Investment		12,575
Selling	154,842	141,825
General and Administrative	590,060	823,661
Depreciation and Amortization	60,652	88,154
Gain on Sale of Asset	(1,064)	(11,027)
Total Operating Expense	838,053	1,208,443

INCOME (LOSS) FROM OPERATIONS	(300,387)	(601,393)

OTHER EXPENSES
Interest Expense, net	(10,530)	(13,474)
	(10,530)	(13,474)

INCOME (LOSS) BEFORE TAXES	(310,917)	(614,867)

PROVISION FOR INCOME TAXES	—	—

NET INCOME(LOSS)	$(310,917)	$(614,867)

NOTE 4 - FORMATION OF FREESTONE DYNAMIS ENERGY PRODUCTS, LLC.

On June 24, 2015 the Company entered into an agreement with Dynamis in order to form the joint venture FDEP, a Delaware limited liability company. Freestone determined to enter into a joint venture with Dynamis based on their track record and experience in the waste-to-energy industry, and their ability to provide the necessary funding to fully integrate the production, marketing and sale of Petrozene™ to current and future customers. The terms of the joint venture between the Company and Dynamis are as follows:

·	Freestone owns a 70% member interest in FDEP for licensing the rights to use Petrozene™ to FDEP; and
·	Dynamis owns a 30% member interest FDEP in exchange providing funding up to $5,000,000 to operate the joint venture, and purchase a continuous-feed pyrolysis machine capable of producing a product that can be used to produce Petrozene™; and
·	FDEP will be leasing employees from CTR, and said employees will operate the machine. FDEP will reimburse CTR for the leased employees; and
·	FDEP has the right, but not the obligation to purchase CTR from Freestone through cash compensation to Freestone, the issuance of additional units in FDEP to Freestone or a combination of both cash and units in FDEP as mutually agreed upon by FDEP and Freestone; and
·	FDEP will lease a building from CTR in order to operate the specialized pyrolysis technology for payment of either the ad valorem taxes associated with the rented property or $1,000 per month depending on which amount is the greater of the two; and
·	Dynamis will receive 80% of the distributions from FDEP until they have reached a 25% initial rate of return on funds invested into the joint venture. Once the 25% initial rate of return threshold is meet all distributions from FDEP will be split according to the 70 / 30 member interest of FDEP owned by the Company and Dynamis.

On June 24, 2015 FDEP simultaneously entered into a lease agreement with a company that has developed a continuous-feed pyrolysis technology that will be operated by FDEP at the Company’s facility in Ennis, Texas. FDEP and the company that developed the pyrolysis technology will split the revenues generated from the machine. FDEP will receive 70% of the revenues generated from the machine, and the company providing the continuous-feed pyrolysis technology will receive 30% of the revenues. This revenue split will remain in place so long as the machine is operating at the Company’s facility in Ennis, Texas. The agreement between the two companies allows FDEP the opportunity to ensure that the technology continues to operate properly under the strict conditions that are necessary to produce Petrozene™. If the leased pyrolysis machine operates within certain, predefined parameters then FDEP has the right to purchase additional machines.

NOTE 5 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At June 30, 2015 and 2014 two customers made up 53% and one customer made up 50% of the company’s outstanding accounts receivable balance, respectively. For the years ending June 30, 2015 and 2014 one customer accounted for 49% and two customers accounted for 65% of the Company’s net revenue, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

	2015 Successor	2014 Predecessor
Land	$360,000	$104,612
Buildings and Improvements	700,000	599,754
Computers and Office Furniture	21,967	-
Automotive Equipment	78,100	207,595
Machinery and Equipment	499,860	468,061
Oil and gas properties used for research and development	22,067	-
	1,681,994	1,380,022
Less Accumulated Depreciation	16,564	727,102
	$1,665,430	$652,920

 For the year ended June 30, 2014 (Predecessor) and the period from July 1, 2014 through June 24, 2015 (Predecessor) depreciation expense was $60,652 and $74,099, respectively.  There was no depreciation expense during the Successor period.

NOTE 7 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. CTR had recorded liabilities totaling $320,000 at June 30, 2014 (Predecessor) for estimated costs related to dispose of all tires at its Ennis, Texas facility. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. Upon acquisition of CTR by Freestone the liability was reduced to $32,000 (Successor) as part of the purchase price allocation, and the revaluation of assets and liability to fair market value. The reduction was due to the formation of FDEP. CTR will convert the majority of the tires into crum rubber, and sell it to FDEP as a feedstock for its specialized pyrolysis operations. The remaining $32,000 is an estimate of cost of disposing of the tires that are not acceptable for use as feedstock.

NOTE 8 – NOTES PAYABLE

At June 30, 2015 and 2014 Notes Payable were as follows:

	2015 Successor	2014 Predecessor
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile	$9,989	$14,112

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment	130,975	179,429

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing June, 2019. Interest only payable for the first year. Monthly payment of $34,991 thereafter. Secured by the common stock and assets of CTR	1,020,000	_

	1,160,964	193,541

Less current maturities	(56,051)	(52,577)

	$1,104,913	$140,964

At June 30, 2015 future maturities of long term debt were as follows:

Year Ending June 30:
	2016	$56,051
	2017	$374,076
	2018	$357,007
	2019	$373,830
		$1,160,964

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

Freestone’s asset retirement obligations (“ARO”) represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the successor period ended June 30, 2015, Freestone Resources recognized no accretion expense.  CTR did not have an asset retirement obligation.

The following table presents the changes in the asset retirement obligations as of and for the period from June 25, 2015 through June 30, 2015 (Successor):

2015 (Successor)
Asset retirement obligations beginning period	$14,470
Accretion expense	0
Change in ARO estimate	0
Asset retirement obligations, end of period	$14,470

NOTE 10 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2015 there were 81,088,177 common shares outstanding.

The Company has not paid a dividend to its shareholders.

June 30, 2015:

At June 30, 2015 (beginning of successor period) the Company had 76,088,177 shares outstanding. As part of the acquisition of CTR, the Company sold 5,000,000 shares for $.10 each. The $500,000 proceeds were paid directly to the seller of CTR.

The certificate representing the shares carry a legend that the shares may not be transferred without compliance with the registration requirements of the Securities Act of 1933 or in reliance upon an exemption therefrom.   For each of these transactions, the Company relied upon Section 4(2) of the Securities Act of 1933 as an exemption from the registration requirements of the Act.

Stock Warrant:

As of June 30, 2015 there were 1,000,000 warrants outstanding allowing the holder to purchase one share of common stock each for 80% of the closing price at the exercise date. These warrants expire November 15, 2015. See Note 15 for subsequent event cancelling warrants.

In connection with the sale of 5,000,000 shares of the company common stock associated with the purchase of CTR the Company issued 5,000,000 warrants to purchase shares of common stock at 80% of the average closing bid and sale cost over the previous ten days at exercise date. The warrants vest immediately and have a one year term.

NOTE 11 – INCOME TAXES

As of June 30, 2015 and 2014 the components of the Company's deferred tax assets were as follows:

	2015 Successor	2014 Predecessor
Depreciation Expense	$(21,000)	$(26,000)
Capitalized Loan Fees	31,000	42,000
Accrued Management Bonus	-	90,000
Environmental Liability	11,000	109,000
Inventory Impairment	-	33,000
NOL Carryforward	1,178,000	---
Other	-	(1,000)
Total Deferred Tax Asset	1,199,000	247,000
Valuation Allowance	(1,199,000)	(247,000)
Net Deferred Tax Asset	$-	$-

Income tax expense for the periods ended June 24, 2015 and June 30, 2014 (Predecessor) and June 30, 2015 (Successor) consisted of the following

	2015 Successor	2015 Predecessor	2014 Predecessor
Current Tax Expense (Benefit) $	44,000	$(64,000)	$15,000
Deferred Tax Expense (Benefit)	-	57,000	(6,500)
Use of NOL Carryforward $	(44,000)	-	(8,500)
Valuation Allowance	-	7,000	-
Net Tax Expense (Benefit) $	-	$-	$-

At June 30, 2015 Freestone had a net operating loss carryforward of approximately $3,455,000 and CTR had a NOL carryforward of approximately $265,000 all of which expire from 2032 through 2036. Under IRC Code Sec 382 future use of the NOL carryforwards may be limited due to CTR’s acquisition by Freestone.

NOTE 12 – EMPLOYEE BENEFITS AND AGREEMENTS

Officer Agreement:

On June 5, 2012 CTR entered into a three year Employment Agreement with Dirk Crawford (“Mr. Crawford”). For certain compensation, including a salary and signing bonus, Mr. Crawford would remain president of CTR for the term of his Employee Agreement. Mr. Crawford also received certain retirement and healthcare benefits relating to his Employee Agreement. No other employees have employment agreements at CTR, and they are at will employees.

On June 24, 2015 CTR agreed to an extension of Mr. Crawford’s Employee Agreement (“Employee Agreement Extension”). The Employee Agreement Extension included an increased yearly salary, as well as a commission for tires sold. The aforesaid tire sales commission is limited to $40,000. All other retirement and healthcare benefits remained the same, and no other changes were made to the Employee Agreement.

Accrued Compensation:

At June 30, 2014 (Predecessor), liabilities included an accrued bonus due to Mr. Crawford as part of his Employee Agreement. The signing bonus due to Mr. Crawford at June 30, 2014, was $264,964.

At June 30, 2015 the Employee Agreement Extension, and the terms therein, eliminated the bonus owned to Mr. Crawford.

Retirement Plan Contribution:

During the period from July 1, 2014 until June 24, 2015 (Predecessor) and the year ended June 30, 2014 (Predecessor) the Company contributed $5,246 and $4,574 in matching contributions to the Company’s IRA plan. There were no contributions during the successor period.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Freestone lease office space under a non-cancelable office lease which expires July 31, 2017.
There was no lease expense during the successor period. The predecessor had no lease expense for either predecessor period.

Future Minimum Lease payments are as follow

Year End June 30	Amount
2016	22,605
2017	22,605
2018	1,884
Total	47,094

Freestone has royalty and commission agreements with certain consultants related to the sale of Petrozene™ for their work in the re-launch of the Petrozene™ product line.  These royalty and commission agreements range from 2.5% to 7.5% of the net income the Company receives from Petrozene™ sales, and the agreements also have special royalty provisions for certain customers that expire on April 14, 2016. One of the consultants is related party and the brother of the Chief Executive Officer of the Company.

NOTE 14 – GOING CONCERN

As of the date of this annual report, there is doubt regarding the Company’s ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

The Company formed FDEP in order to vertically integrate its Petrozene™ product line, and utilize a specialized pyrolysis process in order to produce other byproducts of value that will generate revenue for FDEP. In turn, the ability of FDEP to process large quantities of OTR tires will allow the Company to increase the amount of OTR tires it can dispose of and process, which will generate additional revenue of the Company. Additionally, the Company intends to raise equity or debt financing that will allow the Company to expand its current operations.

NOTE 15 – SUBSEQUENT EVENTS

On July 25, 2015 Company sold 3,500,000 shares at $0.10 per share to provide funding of subsequent costs associated with the acquisition of CTR, as well as general working capital for the Company. This transaction made Gerald M. Johnson a controlling shareholder of the Company. Mr. Johnson also joined the Company’s advisory board. Mr. Johnson is the former CFO of Tyson Foods, Inc.

On July 30, 2015 the Company reached an agreement with the holders to cancel the 1,000,000 warrants outstanding which would have expired November 15, 2015.

On August 21, 2015 FDEP entered into a one year lease for a 10,000 square foot office warehouse adjacent to the Company’s facilities in Ennis, TX with a purchase option for $260,000.

Future Minimum lease payments are as follow

Year End June 30	Amount
2016	19,700
2017	3,940
Total	23,640

On September 23, 2015 the Company issued shares of the Company’s common stock to certain directors, officers and consultants for services rendered to the Company. Clayton Carter, the Company’s Director and Chief Executive Officer, received 600,000 shares of the Company’s common stock, G. Don Edwards, the Company’s Director and Chief Investment Officer, received 600,000 shares of the Company’s common stock, and James Carroll, the Company’s Director and Chief Financial Officer received 50,000 shares of the Company’s common stock. The Company also issued 100,000 shares to consultants as consideration for services rendered to the Company.

On September 14, 2015 the Company repurchased an 8.25% revenue interest in the Company’s Rodgers Oil and Gas Lease for $20,000. The Company issued 200,000 shares of common stock at $.10 to satisfy the debt.

On September 14, 2015 the Company disposed of its remaining oil and gas properties used for research by transferring 100% of its working interest in the Rogers Oil and Gas Lease to a third party in exchange for assumption of all asset retirement obligations and other liabilities associated with the property.

