Form 10-Q/A
period 2013-12-31
FREESTONE RESOURCES, INC.
filed 2015-10-30
CIK 1089319

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ X ] No [ ]

As of October 30, 2015 there were 86,138,177 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

We are filing this amendment to this Quarterly Report to reflect the review of our financial statements for the periods indicated by a PCAOB registered certified public accounting firm that was engaged by us as our certified public accounting firm on February 11, 2015.  Subsequent to the filing of the initially filed Quarterly Report for the periods indicated, we were advised that our former certified public accounting firm was no longer a PCAOB registered public accounting firm.

Freestone Resources, Inc. Consolidated Balance Sheets (Unaudited) As of December 31, 2013 and June 30, 2013

Assets

	December 31, 2013 (Restated)	June 30, 2013
Current Assets:
Cash	$78,218	$205,767
Other receivables	5,000	—
Total Current Assets	83,218	205,767

Oil and gas properties used for research and development	—	20,000
Fixed assets, net of accumulated depreciation of $16,564 and $61,093	27,470	47,889
Total fixed assets, net	27,470	67,889

Investment in Aqueous Services	—	109,763
Other assets	—	8,910

Total Assets	$110,688	$392,329

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,099	$5,452
Accrued expenses	6,239	5,784
Derivative liability – warrants	—	279,625
Total Current Liabilities	10,338	290,861

Long-term Liabilities:
Asset retirement obligations	14,470	40,497
Total Liabilities	24,808	331,358

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 68,943,177 and 68,318,177 shares issued
and outstanding, respectively	68,943	68,318
Additional paid in capital	18,442,013	18,117,111
Accumulated deficit	(18,425,076)	(18,124,458)
Stockholders' Equity	85,880	60,971
Total Liabilities and Stockholders’ Equity	$110,688	$392,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended December 31, 2013 and 2012

	Three Months Ended December 31, 2013 (Restated)	Three Months Ended December 31, 2012	Six Months Ended December 31, 2013 (Restated)	Six Months Ended December 31, 2012

Revenue:
Oil and gas revenues resulting from research activities	$—	$8,983	$—	$8,983
Other oil and gas related revenues	6,148	—	12,608	—
Total revenue resulting from research activities	6,148	8,983	12,608	8,983

Operating expenses:
Cost of revenue	2,586	—	5,511	—
Lease operating costs	26,786	2,446	26,842	8,959
Depreciation	7,181	5,253	14,055	10,505
Revision to ARO estimate	—	36	—	36
Gain on sale of asset	(11,027)	—	(11,027)	—
Loss on equity method investment	5,926	—	14,283	—
Impairment of equity investment	95,480	—	95,480	—
Impairment of oil & gas investment	12,575	—	12,575	—
General and administrative	80,984	231,725	155,507	305,678
Total operating expenses	220,491	239,460	313,226	325,178

Operating loss	(214,343)	(230,477)	(300,618)	(316,195)

Other income (expense):
Interest Expense	—	—	—	(22)
Warrant expense	—	(278,273)	—	(278,273)
Total other income (expense)	—	(278,273)	—	(278,295)

Net loss	$(214,343)	$(508,750)	$(300,618)	$(594,490)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	68,943,177	62,183,304	68,882,036	62,002,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows (Unaudited) Six Months Ended December 31, 2013 and 2012

	Six Months Ended December 31, 2013 (Restated)	Six Months Ended December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(300,618)	$(594,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,055	10,505
(Gain) loss on equity method investment	14,283	—
Impairment of equity method investment	95,480	—
Impairment of oil & gas investment	12,575	—
(Gain) loss on sale of investment asset	(11,027)	—
Warrant Expense	(4,098)	278,273
Shares issued for services	—	169,000
Changes in operating assets and liabilities:
Change in account receivable	—	(10,584)
Change in other assets	8,910	600
Change in accounts payable	(1,352)	—
Change in accrued expenses	454	(887)
Net cash used in operating activities	(171,338)	(147,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of asset	—	—
Investment in Freestone Water Solutions	—	(11,978)
Investment in Aqueous Services	—	(99,964)
Purchases of fixed assets	(6,211)	(13,000)
Net cash used in investing activities	(6,211)	(124,942)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payables – related party	—	(6,691)
Proceeds from sale of stock	50,000	307,000
Stock to be issued	—	(23,000)
Net cash provided by financing activities	50,000	277,309

NET CHANGE IN CASH	(127,549)	4,784
CASH AT BEGINNING OF PERIOD	205,767	147,635
CASH AT END OF PERIOD	$78,218	152,419
Supplemental cash flow information:
Cash paid for interest		$22
None cash investing activities:
Accounts receivable from sale of as	$5,000	$—
ARO liability assumed by purchaser of oil & gas property	$26,027	$—

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2013 Form 10-K.

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries, where the Company has a controlling interest, are reported using the equity method. Management believes that all adjustments necessary for a fair presentation of the results of the three and six months ended December 31, 2013 and 2012 have been made.

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

These financial statements replace the financial statements originally issued for the quarter ended December 31, 2013 and included in the Company’s quarterly 10Q report filed February 13, 2014. Subsequent to that filing our auditor of record, The Hall Group, was determine not to have a valid PCAOB license and that filing was disallowed by the SEC. These financial statements have been adjusted for subsequent events between February 13, 2014 and date of reissue requiring the impairment of certain assets.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:

As of December 31, 2013 the Company elected the early adoption of changes to ASC 915 Development Stage Enterprises which eliminated certain reporting requirements including identification of the Company as a development stage enterprises in financial statement headings, discussion of development stage enterprises in Note 1 Summary of Accounting Policy and the presentation of cumulative data in the statements of income and cash flows.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013 (Restated)	June 30, 2013
Computers & office furniture	$8,967	$8,967
Collectable art work (not depreciated)	13,000	13,000
Oil and gas research and development equipment	22,067	107,015
Total fixed assets	44,034	128,982
Less: Accumulated depreciation	(16,564)	(61,093)
Total fixed assets, net of accumulated depreciation	$27,470	$67,889

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

At December 31, 2013 the Company recorded an impairment expense of $12,575 to reduce its net investment in the Rogers lease to $14,470. See Note 11 for information regarding subsequent event regarding disposal of lease.

NOTE 3 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the six months ended December 31, 2013 the Company had a net loss of $318,618 increasing the deferred tax asset approximately $102,210 at the statutory tax rate of 34%. The net deferred tax asset generated by the loss carry-forward has been fully reserved and will expire in the years 2019 through 2030. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2013 and June 30, 2013.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease which was extended in April, 2014 and now expires in July 2017.  The lease requires payment of electricity costs.  . Future minimum lease payments are as follows:

Year Ending June 30,	Amount
2015	$22,605
2016	22,605
2017	22,605
Total	$67,815

Rent expense, included in general and administrative expenses, totaled approximately $14,971 and $14,241 for the six months ended December 31, 2013 and 2012 respectively.

NOTE 6 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2013 and June 30, 2013, there were 68,943,177 and 68,318,177 respectively, common shares outstanding. During the six months ended December 31, 2013 the Company sold 625,000 shares for cash of $50,000.

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

The joint venture is accounted for under the equity method as follows:

	December 31, 2013 (Restated)	June 30, 2013

Beginning Balance	$109,763	$—
Capital Contributions	—	115,000
Equity in Loss of JV	(14,283)	(5,237)
Impairment of Investment	(95,480)	—
Period End Balance	$—	$109,763

NOTE 9 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and negative cash flow from operations as of December 31, 2013.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 10 – SUBSEQUENT EVENTS

On April 16, 2014 the Company sold 2,000,000 shares of for cash of $120,000.

On February 18, 2014 the Company issued 2,600,000 shares of the Company’s common stock to certain directors, officers and consultants for services rendered to the Company. The stock was valued at $.073 a share for a total expense of $189,800.

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

On September 4, 2014 the Company sold 220,000 shares for cash of $22,000.

In November, 2014 the Company sold 2,225,000 shares for cash of $220,000.

On April 14, 2015 Freestone entered into a royalty and commission agreements with certain consultants related to the sale of Petrozene™ for their work in the re-launch of the Petrozene™ product line.  These royalty and commission agreements range from 2.5% to 7.5% of the net income the Company receives from Petrozene™ sales, and the agreements also have special royalty provisions for certain customers that expire on April 14, 2016. One of the consultants is related party and the brother of the Chief Executive Officer of the Company

On April 17, 2014 the Company sold an 8.25% revenue interest in its Rogers Oil and Gas Lease for $20,000 cash. On September 14, 2015 the Company repurchased the same 8.25% revenue interest in the Company’s Rogers Oil and Gas Lease for $20,000. The Company issued 200,000 shares of common stock at $.10 to satisfy the debt.

On June 24, 2015 the Company sold 5,000,000 shares of common stock to Dynamis Energy LLC. (Dynamis) for $500,000 which was used as the partial payment for the purchase of C.C. Crawford Retreading Inc. Freestone also issued to Dynamis Energy LLC warrants to purchase 5M shares of common stock with par value of $0.001. The warrant is exercisable from the issuance date for 12 months, therefore expiring on 6/24/2016. The exercise price of the warrant will be 80% of the average of the closing price on the 10 days prior to the date of issuance.

On June 24, 2015 the Company acquired 100% of the outstanding common stock of C.C. Crawford Retreading Co., Inc., a privately held company (“CTR”), for an aggregate price of $1,520,000. Terms of the purchase were $500,000 cash at closing and a note payable to the seller for $1,020,000.

On June 24, 2015 the Company entered into an agreement with Dynamis in order to form the joint venture FDEP, a Delaware limited liability company. Freestone determined to enter into a joint venture with Dynamis based on their track record and experience in the waste-to-energy industry, and their ability to provide the necessary funding to fully integrate the production, marketing and sale of Petrozene™ to current and future customers. The terms of the joint venture between the Company and Dynamis are as follows:

•	Freestone owns a 70% member interest in FDEP for licensing the rights to use Petrozene™ to FDEP; and
•	Dynamis owns a 30% member interest FDEP in exchange providing funding up to $5,000,000 to operate the joint venture, and purchase a continuous-feed pyrolysis machine capable of producing a product that can be used to produce Petrozene™; and
•	FDEP will be leasing employees from CTR, and said employees will operate the machine. FDEP will reimburse CTR for the leased employees; and
•	FDEP has the right, but not the obligation to purchase CTR from Freestone through cash compensation to Freestone, the issuance of additional units in FDEP to Freestone or a combination of both cash and units in FDEP as mutually agreed upon by FDEP and Freestone; and
•	FDEP will lease a building from CTR in order to operate the specialized pyrolysis technology for payment of either the ad valorem taxes associated with the rented property or $1,000 per month depending on which amount is the greater of the two; and
•	Dynamis will receive 80% of the distributions from FDEP until they have reached a 25% initial rate of return on funds invested into the joint venture. Once the 25% initial rate of return threshold is meet all distributions from FDEP will be split according to the 70 / 30 member interest of FDEP owned by the Company and Dynamis.

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

On June 29, 2015 the Company also issued 100,000 shares valued at $.0661 per share based on the closing price on the date of issue to consultants as consideration for services rendered to the Company.

On July 25, 2015 Company sold 3,500,000 shares at $0.10 per share to provide funding of subsequent costs associated with the acquisition of CTR, as well as general working capital for the Company. This transaction made Gerald M. Johnson a controlling shareholder of the Company. Mr. Johnson also joined the Company’s advisory board. Mr. Johnson is the former CFO of Tyson Foods, Inc.

On July 30, 2015 Pajarito W&M, LP and International Aqueous Investment, LLC signed an agreement with the Company to cancel all of the warrants related to the Aqueous transaction.

On August 21, 2015 FDEP entered into a one year lease with a purchase option for a 10,000 square foot office warehouse adjacent to the Company’s facilities in Ennis, TX.

Future Minimum lease payments are as follow

Year End June 30	Amount
2016	19,700
2017	3,940
Total	23,640

On September 23, 2015 the Company issued shares of the Company’s common stock to certain directors, officers and consultants for services rendered to the Company. Clayton Carter, the Company’s Director and Chief Executive Officer, received 600,000 shares of the Company’s common stock, G. Don Edwards, the Company’s Director and Chief Investment Officer, received 600,000 shares of the Company’s common stock, and James Carroll, the Company’s Director and Chief Financial Officer received 50,000 shares of the Company’s common stock. The Company also issued 100,000 shares to consultants as consideration for services rendered to the Company. The stock was valued at $.19 per share based on the closing price on the date of issue.

On September 14, 2015 the Company repurchased an 8.25% revenue interest in the Company’s Rogers Oil and Gas Lease for $20,000 in exchange for 200,000 shares of common stock at $.10 to satisfy the debt.

On September 14, 2015 the Company disposed of its remaining oil and gas properties used for research by transferring 100% of its working interest in the Rogers Oil and Gas Lease to a third party in exchange for assumption of all asset retirement obligations and other liabilities associated with the property.

NOTE 11 - RESTATMENT

Certain previously reported numbers have been adjusted and are reflected in this table:

Balance Sheet as of December 31, 2013
	As Reported	Adjustment		As Adjustment

Fixed Assets	$40,045	$(12,575)	<A>	$27,470

Investment in Aqueous Service	$95,480	$(95,480)	<B>	$-

Other Assets	$4,455	$(4,455)	<A>	$-

Total Assets	$223,198	$(112,510)		$110,688

Derivative Liability - Warrants	$279,625	$(279,625)	   	$-

Total Liabilities	$304,433	$(279,625)		$24,808

Accumulated Deficit	$(18,316,664)	(108,412)	   	(18,425,076)

Additional Paid In Capital	$18,166,486	275,527	   	18,442,013

Stockholders' Equity	$(81,235)	$167,115		$85,880

Total Liabilities & Stockholders' Equity	$223,198	$(112,510)		$110,688

Statement of Operations for the Quarter Ended December 31, 2013:

	As Reported	Adjustment		As Adjustment

Total Revenue	$6,148	$-		$6,148

Lease Operating Costs	$22,331	$4,455	<A>	$26,786

Impairment of Equity Investment	$-	$95,480	<B>	$95,480

Impairment of Oil & Gas Investment	$-	$12,575	<A>	$12,575

General and Administrative Expenses	$85,077	$(4,093)	   	$80,984

Total Expenses	$112,079	$108,412		$220,491

Net Income (Loss)	$(105,931)	$(108,412)		$(214,343)

	Statement of Operations for the Six Months Ended December 31, 2013:

		As Reported	Adjustment		As Adjustment

	Total Revenue	$12,608	$-		$12,608

	Lease Operating Costs	$22,387	$4,455	<A>	$26,842

	Impairment of Equity Investment	$-	$95,480	<B>	$95,480

	Impairment of Oil & Gas Investment	$-	$12,575	<A>	$12,575

	General and Administrative Expenses	$159,605	$(4,098)	   	$155,507

	Total Expenses	$204,814	$108,412		$313,226

	Net Income (Loss)	$(192,206)	$(108,412)		$(300,618)

<A>	The Company prior auditors, The Hall Group, did not have a valid PCAOB registration when the reviewed the financial statements for this period. Certain subsequent events to the original issuance of the financial statements provided additional evidence about the condition of the oil and gas assets. Consequently, these assets were impaired and reported at their net realizable value

<B>	The Company prior auditors, The Hall Group, did not have a valid PCAOB registration when the reviewed the financial statements for this period. Certain subsequent events to the original issuance of the financial statements provided additional evidence about the condition of the investment in Aqueous Services. Consequently, these assets were impaired and reported at their net realizable value

   	During the preparation of our quarterly report, we identified an error related the accounting for the issuance of stock warrants. The warrants were incorrectly identified as a derivative. This resulted in an overstatement of a derivative liability of $279,625 at December 31, 2013.
	Management evaluated these errors both quantitatively and qualitatively, and determined that the errors were immaterial to the prior year. Pursuant to the SEC SAB Topic 108, the error has been correct in the current period

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Cost of Revenues – Cost of sales (Petrozene) for the three months ended December 31, 2013 and 2012 were $2,586 and $0, respectively. Cost of sales for the six months ended December 31, 2013 and 2012 were $5,511 and $0, respectively. The cost is related to purchasing and transporting the product.

Lease Operating Expense - Lease operating expense for the three months ended December 31, 2013 was $26,786 compared to $2,446 for the same period in 2012 and $26,842 for the six months ended December 31, 2012 compared to $8,959 for the same period in 2012.  The increase was primarily due to work done on the Carroll Unit in preparation for sale.

Operating Expense - Total other operating expenses for the three months ended December 31, 2013 were 191,119 compared to $237,014 for the same period in 2012.  The decrease in costs of $45,895 in the three months ended December 31, 2011 was a net of consulting expense of $167,400 recognized for the issuance of stock for services related to the formation of Aqueous Services, LLC in the three months ended December 31, 2012 offset by impairment expense of $108,055 in the current quarter.

Total other operating expenses for the six months ended December 31, 2013 were $280,873 compared to $316,219 the same period in 2012. The decrease in costs of $35,346 in the six months ended December 31, 2012 were related to the factors detailed above for the quarter ended December 31, 2013.

Net Income (Loss) - Net loss for the three months ended December 31, 2013 was $214,343 compared to net loss of $508,750 for the same period in 2012.  Net loss for the six months ended December 31, 2013 was $300,618 compared to $594,490 for the same period in 2012. The change in loss in the three and six month periods ended December 31, 2012 is mainly related to the consulting expense mention above and warrant expense of $278,273 related to the same investment included in other income and expense in the period ended December 31, 2012.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock.

Net cash used from operating activities of the Company was $176,338 for the six months ended December 31, 2013 compared to cash used of $147,583 for the same period in 2012.   We continue to explore working capital options and raise funds through the sale of stock . During the six months ended December 31, 2013, our cash and cash equivalents decreased to $78,218 from $205,767 at June 30, 2013 mainly due to the net loss incurred by the Company.

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

(a)  During the six months ended December 31, 2013 the Company filed no Form 8-Ks.

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

Date: October 30, 2015

