Form 10-Q/A
period 2014-03-31
FREESTONE RESOURCES, INC.
filed 2015-10-30
CIK 1089319

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

EXPLANATORY NOTE

We are filing this amendment to this Quarterly Report to reflect the review of our financial statements for the periods indicated by a PCAOB registered certified public accounting firm that was engaged by us as our certified public accounting firm on February 11, 2015.  Subsequent to the filing of the initially filed Quarterly Report for the periods indicated, we were advised that our former certified public accounting firm was no longer a PCAOB registered public accounting firm.  This Quarterly Report also reflects a restatement as more fully described in Note 11 of the financial statements.

Freestone Resources, Inc. Consolidated Balance Sheets (Unaudited) As of March 31, 2014 and June 30, 2013

Assets

	March 31, 2014 (Restated)	June 30, 2013

Current Assets:
Cash	$7,556	$205,767
Accounts receivable	81	—
Total Current Assets	7,637	205,767

Oil and gas properties used for research and development	—	20,000
Fixed assets, net of accumulated depreciation of $16,564 and $61,093	27,470	47,889
Total fixed assets, net	27,470	67,889

Investment in Aqueous Services	—	109,763
Other assets	—	8,910

Total Assets	$35,107	$392,329

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,431	$5,452
Accrued expenses	466	5,784
Derivative liability	—	279,625
Total Current Liabilities	5,897	290,861

Long-term Liabilities:
Asset retirement obligations	14,470	40,497
Total Liabilities	20,367	331,358

Stockholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized, 71,543,177 and 68,318,177 shares issued
and outstanding, respectively	71,543	68,318
Additional paid in capital	18,629,213	18,117,111
Accumulated deficit	(18,686,016)	(18,124,458)
Stockholders' Equity	14,740	60,971
Total Liabilities and Stockholders’ Equity	$35,107	$392,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended March 31, 2014 and 2013

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
	(Restated)		(Restated)
Revenue:
Oil and gas revenues resulting from research activities	$—	$—	$—	$8,983
Petrozene sales	150	—	12,758	—
Total revenues	150	—	12,758	8,983

Operating expenses:
Cost of revenue	—	—	5,511	—
Lease operating costs	2,122	6,731	28,964	15,690
Depreciation	—	6,205	14,055	16,710
Gain (Loss) on sale of asset	—	—	(11,027)	—
Gain (Loss) on Equity Method Investment	—	(5,035)	14,283	(4,999)
Impairment of equity investment	—	—	95,480	—
Impairment of oil & gas investment	—	—	12,575	—
General and administrative	258,968	67,824	414,475	373,502
Total operating expenses	261,090	75,725	574,316	400,903

Operating loss	(260,940)	(75,725)	(561,558)	(391,920)

Other income (expense):
Warrant expense	—	—	—	(278,273)
Other income (expense)	—	188	—	166
Total other income (expense)	—	188	—	(278,107)

Net loss	$(260,940)	$75,537	$(561,558)	$(670,027)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	69,423,912	62,702,416	68,896,918	62,594,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended March 31, 2014 and 2013

	Nine Months Ended March 31, 2014 (Restated)	Nine Months Ended March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(561,558)	$(670,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,055	16,710
(Gain) Loss on Equity Method Investment	14,283	(4,999)
(Gain) on sale of asset	(11,027)	—
Impairment of Equity Investment	95,480	—
Impairment of Oil & Gas Investment	12,575	—
Warrant Expense	(4,098)	278,273
Shares issued for services	189,800	169,000
Changes in operating assets and liabilities:
Change in account receivable	(81)	—
Change in other assets	8,910	(12,762)
Change in accounts payable	(22)	—
Change in accrued expenses	(5,317)	(2,010)
Net cash provided used in operating activities	(247,000)	(225,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment asset	5,000	—
Investment in Freestone Water Solutions	—	(11,978)
Investment in Aqueous Services	—	(100,000)
Purchases of fixed assets	(6,211)	(32,055)
Net cash used in investing activities	(1,211)	(144,033)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on note payables – related party	—	(6,691)
Proceeds from sale of stock	50,000	311,999
Stock to be issued	—	(23,000)
Net cash provided by financing activities	50,000	282,308

NET CHANGE IN CASH	(198,211)	(87,540)
CASH AT BEGINNING OF PERIOD	205,767	147,635
CASH AT END OF PERIOD	$7,556	60,095
Supplemental cash flow information:
Cash paid for interest	$—	$22
Non-cash investing activities:
ARO liability assumed by purchaser of oil & gas property	$26,027	$—

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2013 Form 10-K.

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Management believes that all adjustments necessary for a fair presentation of the results of the three and nine months ended March 31, 2014 and 2013 have been made.

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

Recent Accounting Pronouncements:

During the quarter ended December 31, 2013, the Company elected the early adoption of changes to ASC 915 Development Stage Enterprises which eliminated certain reporting requirements including identification of the Company as a development stage enterprises in financial statement headings, discussion of development stage enterprises in Note 1 Summary of Accounting Policy and the presentation of cumulative data in the statements of income and cash flows.

Reclassifications:

Certain prior year accounts have been reclassified to conform with current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014 (Restated)	June 30, 2013
Computers & office furniture	$8,967	$8,967
Collectable art work (not depreciated)	13,000	13,000
Oil and gas research and development equipment	22,067	107,015
Total fixed assets	44,034	128,982

Less: Accumulated depreciation	(16,564)	(61,093)
Total fixed assets, net of accumulated depreciation	$27,470	$67,889

Depreciation expense was $0 for the three months ended March 31, 2014 and $6,205 for the three months ended March 31, 2013. Depreciation expense was $14,055 for the nine months ended March 31, 2014 and $16,710 for the nine months ended March 31, 2013.

The Company disposed of the Carroll lease during the second fiscal quarter of 2014 for $5,000. The transaction resulted in a gain of $11,027. The $5,000 payment was made to Freestone in the third quarter of 2014.

At December 31, 2013 the Company recorded an impairment expense of $12,575 to reduce its net investment in the Rogers lease to $14,470. See Note 12 for information regarding subsequent disposal of lease.

NOTE 3 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the nine months ended March 31, 2014 the Company had a net loss of $561,558, increasing the deferred tax asset approximately $190,929 at the statutory tax rate of 34%. The net deferred tax asset generated by the loss carry-forward has been fully reserved and will expire in the years 2020 through 2031. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2014 and June 30, 2013.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate sites producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At March 31, 2014, the liability for ARO was 14,470 all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. During 2014, the Company sold the Carroll lease resulting in a reduction in the ARO obligation of $26,027

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease which was extended in April\, 2014 and now expires in July 2017.  The lease requires payment of electricity costs.  . Future minimum lease payments are as follows:

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

During the nine months ended March 31, 2014 the Company sold 625,000 shares for $50,000 cash.

On February 18, 2014 the Company issued shares of the Company’s common stock to certain directors, officers and consultants for services rendered to the Company.

Clayton Carter, the Company’s Director and Chief Executive Officer, received 1,000,000 shares of the Company’s common stock, G. Don Edwards, the Company’s Director and Chief Investment Officer, received 1,000,000 shares of the Company’s common stock, and James Carroll, the Company’s Director and Chief Financial Officer received 100,000 shares of the Company’s common stock. The stock was valued at $0.73 per share based on the closing price on the date of grant.

The Company also issued 500,000 shares of the Company’s common stock to consultants as consideration for services rendered to the Company. The stock was valued at $0.73 per share based on the closing price on the date of grant.

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

NOTE 8 – INVESTMENT IN AQUEOUS SERVICES, LLC.

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

The joint venture is accounted for under the equity method as follows:

	March 31, 2014 (Restated)	June 30, 2013
Beginning Balance	$109,763	$—
Capital Contributions	—	115,000
Equity in Loss of JV	(14,283)	(5,327)
Impairment of Investment	(95,480)	—
Period End Balance	$—	$109,673

Subsequent to year end, the board of directors of Aqueous determined to scale back the fresh water loadout facility due to decreased drilling in the region, which in turn led to a decrease in demand for fresh water from the Aqueous’ facility and minimal sales. The Aqueous’ board determined to keep the facility intact, and Aqueous will maintain the ability to provide fresh water to vendors on an as needed basis through its contractual term. Based on this decision and minimal sales, the Company impaired its investment down to zero as of December 31, 2013.

NOTE 9 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, Freestone incurred operating losses, and negative cash flow from operations.  The above factors raise substantial doubt about Freestone's ability to continue as a going concern.  Freestone's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations.  Freestone plans to raise additional financing and to increase sales volume.  There is no assurance that Freestone will obtain additional financing or achieve profitable operations or cash inflows.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

In November, 2014 the Company sold 2,225,000 shares for cash of $220,000

In September, 2014 the Company sold 22,000 shares for cash of $22,000

On April 14, 2015 Freestone entered into a royalty and commission agreements with certain consultants related to the sale of Petrozene™ for their work in the re-launch of the Petrozene™ product line.  These royalty and commission agreements range from 2.5% to 7.5% of the net income the Company receives from Petrozene™ sales, and the agreements also have special royalty provisions for certain customers that expire on April 14, 2016. One of the consultants is related party and the brother of the Chief Executive Officer of the Company

On June 24, 2015 the Company sold 5,000,000 shares of common stock to Dynamis Energy LLC. (Dynamis) for $500,000 which was used as the partial payment for the purchase of C.C. Crawford Retreading Inc. Freestone also issued to Dynamis Energy LLC warrants to purchase 5M shares of common stock with par value of $0.001. The warrant is exercisable from the issuance date for 12 months, therefore expiring on 6/24/2016. The exercise price of the warrant will be 80% of the average of the closing price on the 10 days prior to the date of issuance

On June 24, 2015 the Company acquired 100% of the outstanding common stock of C.C. Crawford Retreading Co., Inc., a privately held company, for an aggregate price of $1,520,000. Terms of the purchase were $500,000 cash at closing and a note payable to the seller for $1,020,000.

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

On June 29, 2015 the Company also issued 100,000 shares to consultants as consideration for services rendered to the Company. The stock was valued at $.061 per share based on the closing price on the date of grant.

On July 25, 2015 Company sold 3,500,000 shares at $0.10 per share to provide funding of subsequent costs associated with the acquisition of CTR, as well as general working capital for the Company. This transaction made Gerald M. Johnson a controlling shareholder of the Company. Mr. Johnson also joined the Company’s advisory board. Mr. Johnson is the former CFO of Tyson Foods, Inc.

On July 30, 2015 Pajarito W&M, LP and International Aqueous Investment, LLC signed an agreement with the Company to cancel 1,000,000 stock warrants issued at the formation of Aqueous Services, LLC.

On August 21, 2015 FDEP entered into a one year lease with a purchase option for a 10,000 square foot office warehouse adjacent to the Company’s facilities in Ennis, TX.

On September 23, 2015 the Company issued shares of the Company’s common stock to certain directors, officers and consultants for services rendered to the Company. Clayton Carter, the Company’s Director and Chief Executive Officer, received 600,000 shares of the Company’s common stock, G. Don Edwards, the Company’s Director and Chief Investment Officer, received 600,000 shares of the Company’s common stock, and James Carroll, the Company’s Director and Chief Financial Officer received 50,000 shares of the Company’s common stock. The Company also issued 100,000 shares to consultants as consideration for services rendered to the Company. The shares were valued at $.19 per shares based on the closing price on the date of grant.

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

NOTE 11 - RESTATMENT

Certain previously reported numbers have been adjusted and are reflected in this table:

Balance Sheet as of March 31, 2014:
	As Reported	Adjustment		As Adjustment

Fixed Assets	$38,113	$(10,643)	<A>	$27,470

Investment in Aqueous Service	$86,687	$(86,687)	<B>	$-

Other Assets	$3,625	$(3,625)	<A>	$-

Total Assets	$136,062	$(100,955)		$35,107

Derivative Liability - Warrants	$279,625	$(279,625)	   	$-

Total Liabilities	$299,991	$(279,624)		$20,367

Additional Paid In Capital	$18,353,686	275,527	   	18,629,213

Accumulated Defict	$(18,589,158)	(96,858)	   	(18,686,016)

Stockholders' Equity	$(163,929)	$178,669		$14,740

Total Liabilities & Stockholders' Equity	$136,062	$(100,955)		$35,107

Statement of Operations for the Quarter Ended March 31, 2014:

	As Reported	Adjustment		As Adjustment

Lease Operating Costs	$2,919	$(797)	<A>	$2,122

Depreciation	$1,932	$(1,932)	<A>	$-

(Gain) Loss on Equity Method Investment	$8,793	$(8,793)	<B>	$-

Total Expenses	$272,611	$(11,521)		$261,090

Net Income (Loss)	$(272,494)	$11,554		$(260,940)

Statement of Operations for the Nine Months Ended March 31, 2014:

	As Reported	Adjustment		As Adjustment

Lease Operating Costs	$25,306	$3,658	<A>	$28,964

Depreciation	$15,987	$(1,932)	<A>	$14,055

(Gain) Loss on Equity Method Investment	$23,076	$(8,793)	<B>	$14,283

Impairment of Equity Investment	$-	$95,480	<B>	$95,480

Impairment of Oil & Gas Investment	$-	$12,575	<A>	$12,575

General and Administrative Expenses	$419,409	$(4,934)	   	$414,475

Total Expenses	$477,425	$96,891		$574,316

Net Income (Loss)	$(464,700)	$(96,858)		$(561,558)

<A>	The Company prior auditors, The Hall Group, did not have a valid PCAOB registration when the reviewed the financial statements for this period. Certain subsequent events to the original issuance of the financial statements provided additional evidence about the condition of the oil and gas assets. Consequently, these assets were impaired and reported at their net realizable value

<B>	The Company prior auditors, The Hall Group, did not have a valid PCAOB registration when the reviewed the financial statements for this period. Certain subsequent events to the original issuance of the financial statements provided additional evidence about the condition of the investment in Aqueous Services. Consequently, these assets were impaired and reported at their net realizable value

   	During the preparation of our quarterly report, we identified an error related the accounting for the issuance of stock warrants. The warrants were incorrectly identified as a derivative. This resulted in an overstatement of a derivative liability of $279,625 at December 31, 2013.
and an overstatement of expense of $4,098 due to miscalculation of the value of the warrants. Management evaluated these errors both quantitatively and qualitatively, and determined that the errors were immaterial to the prior year. Pursuant to the SEC SAB Topic 108, the error has been correct in the current period

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Results of Operations

Three and nine months Ended March 31, 2014 compared to three and nine months Ended March 31, 2013

Revenue - Our revenue for the three months ended March 31, 2014 was $150 compared to $0 for the same period in 2013, and was $12,758 for the nine months ended March 31, 2014 compared to $8,983 for the same period in 2013. Revenue increased in the nine months ended March 31, 2014, due to Petrozene™revenues of $11,390. Fiscal 2013 revenues were oil and gas based as there was more in-field research and development activity.

Cost of Revenues – Cost of sales (Petrozene™) for the three months ended March 31, 2014 and 2013 were $0 and $0, respectively. Cost of sales for the nine months ended March 31, 2014 and 2013 were $5,511 and $0, respectively. The cost is related to purchasing and transporting the product.

Lease Operating Expense - Lease operating expense for the three months ended March 31, 2014 was $2,122 compared to $6,731 for the same period in 2013 and $28,964 for the nine months ended March 31, 2014 compared to $15,690 for the same period in 2014 The primary reason for the YTD increase is work done on the Carroll Unit in preparation for sale.

Operating Expense - Total other operating expenses for the three months ended March 31, 2014 were 261,090 compared to $75,537 for the same period in 2013.  The increase for the three months ended March 31, 2014 was primarily due to the issuance of $189,800 for services.

Total other operating expenses for the nine months ended March 31, 2014 were $574,316 compared to $400,903 for the same period in 2013. The increase was primarily due to the impairment of assets during the current year

Net Income (Loss) - Net loss for the three months ended March 31, 2014 was $261,090 compared to net loss of $75,537 for the same period in 2013.  Net loss for the nine months ended March 31, 2014 was $561,558 compared to $670,027 for the same period in 2013. The increase in net loss for the quarter was primarily due to the $189.800 of stock issuance for serviced described above. The decrease in net loss YTD is primarily due to the one time charge of $278,273 for stock warrants in 2013.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock.

Net cash used by the Company was $247,000 for the nine months ended March 31, 2014 compared to cash used of $225,815 for the same period in 2013.   The Company continues to explore working capital. Our cash balance at March 31, 2014 was $7,556.

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

