Form 10-Q/A
period 2014-09-30
FREESTONE RESOURCES, INC.
filed 2015-10-30
CIK 1089319

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

Freestone Resources, Inc. Consolidated Balance Sheets (Unaudited) As of September 30, 2014 and June 30, 2014

Assets

	September 30, 2014 (Restated)	June 30, 2014
Current Assets:
Cash	$10,957	$73,155
Accounts receivable	81	81
Deposits and other assets	5,625	—
Total Current Assets	16,663	73,236

Fixed assets, net of accumulated depreciation of $16,564 and $16,564	27,470	27,470
Total fixed assets, net	27,470	27,470

Total Assets	$44,133	$100,706

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$18,281	$9,369
Accrued expenses	466	466
Stock to be issued	—	—
Deferred income	20,000	20,000
Total Current Liabilities	38,747	29,835

Long-term Liabilities:
Asset retirement obligations	14,470	14,470
Total Liabilities	53,217	44,305

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares
Authorized 73,763,177 and 73,543,177 shares issued	73,763	73,543
and outstanding, respectively
Additional paid in capital	18,768,993	18,747,213
Accumulated deficit	(18,851,840)	(18,764,355)
Stockholders' Equity (Deficit)	(9,084)	56,401
Total Liabilities and Stockholders’ Equity (Deficit)	$44,133	$100,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Operations (Unaudited) For the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30, 2014 (Restated)	Three Months Ended September 30, 2013
Revenue:
Oil and gas related revenues	$—	$6,460
Total revenue from oil and gas activities	—	6,460

Operating expenses:
Cost of Revenue	—	2,925
Lease operating costs	29,255	56
Depreciation	—	6,874
Loss on Equity Method Investment	—	8,357
General and administrative	58,230	74,523
Total operating expenses	87,485	92,735

Net income (loss)	$(87,485)	$(86,275)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	73,543,177	68,820,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Freestone Resources, Inc. Consolidated Statements of Cash Flows (Unaudited) Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30, 2014 (Restated)	Three Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,485)	$(86,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6,874
Shares issued for demonstration equipment	—	—
(Gain) loss on equity method investment	—	8,357
(Gain) on sale of investment asset	—	—
Stock based compensation	—	—
Decrease in revision of ARO estimate	—	—
Shares issued for warrants	—	—
Changes in operating assets and liabilities:
Write-off in note receivable	—	—
Change in account receivable	—	—
Change in inventory of Petrozene	—	—
Change in other assets	(5,625)	—
Change in accounts payable	8,912	(4,172)
Change in accounts payable – related party	—	—
Change in accrued expenses	—	455
Net cash provided by (used in) operating activities	(84,198)	(74,761)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Freestone Water Solutions	—	—
Sale of investment asset	—	—
Purchase of fixed assets	—	—
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	—	—
Payments on note payables – related party	—	—
Proceeds from sale of stock	22,000	50,000
Stock to be issued	—	—
Net cash provided by (used in) financing activities	22,000	50,000
NET CHANGE IN CASH	(62,198)	(24,761)
CASH AT BEGINNING OF PERIOD	73,155	205,767
CASH AT END OF PERIOD	$10,957	$181,006
Supplemental cash flow information:
Cash paid for interest	$—	$—

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2014 financial statements filed as a standalone exhibit with the Company’s June 30, 2015 10K.

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

These stand-alone financial statements replace the Company’s previously issued financials for the quarter ended September 30, 2014. Subsequent to that filing it was determined that the Company’s auditors at the time, The Hall Group, did not have a valid PCAOB license and therefore the audit opinion issued for those financial statements were deemed invalid by the Security and Exchange Commission.

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

Earnings per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities.  For the periods presented basic and diluted earnings per share are the same due to the antidilutive effect of losses.

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

Reclassifications:

Certain prior year numbers have been reclassified to conform to current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2014 and June 30, 2014 are as follows:

	September 30, 2014 (Restated)	June 30, 2014
Computers & office furniture	$8,968	$8,968
Collectable art work (not depreciated	13,000	13,000
Oil and gas research and development equipment	22,067	22,067
Total fixed assets	44,034	44,034
Less: Accumulated depreciation	(16,564)	(16,564)
Total fixed assets, net of accumulated depreciation	$27,470	$27,470

Depreciation expense was $0 for the quarter ended September 30, 2014 and $6,874 for the quarter ended September 30, 2013

Subsequent to year end the company disposed of its Rogers lease in exchange for assumption of the asset retirement obligation (see note 10) Therefore the Company recorded impairment expense of $12,575 during the year ended June 30, 2014 to reduce the net value of it oil & gas property to the amount of its asset retirement obligations.

NOTE 3 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the three months ended September 30, 2014 the Company had a net loss of $87,485, increasing the deferred tax asset approximately $29,745 at the statutory tax rate of 34%.  The net deferred tax asset generated by the loss carryforward has been fully reserved and will expire in the years 2019 through 2032. The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2014 and June 30, 2014.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in July 2017.  The lease requires payment of electricity costs.  Rent expense, included in general and administrative expenses, totaled approximately $6,805 and $7,303 for the three months ended September 30, 2014 and 2013 respectively. Future minimum lease payments are as follows:

Year Ending June 30,	Amount
2015	$22,605
2016	22,605
2017	22,605
Total	$67,815

NOTE 6 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2014 and June 30, 2014, respectively, there were 73,763,177 and 73,543,177, common shares outstanding.

During the three months ended September 30, 2014 the Company sold 220,000 shares for $22,000 cash.

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

The joint venture is accounted for under the equity method as follows:

	September 30, 2014 (Restated)	June 30, 2014
Beginning Balance	$0	$109,763
Equity in Loss of JV	0	(14,283)
Impairment of Investment		(95,480)
Period End Balance	$0	$0

Subsequent to period end the board of directors of Aqueous determined to scale back the fresh water load out facility due to decreased drilling in the region, which in turn led to a decrease in demand for fresh water from the Aqueous’ facility and minimal sales. The Aqueous’ board determined to keep the facility intact, and Aqueous will maintain the ability to provide fresh water to vendors on an as needed basis through its contractual term. Based on this decision and minimal sales, the Company impaired its investment down to zero as of December 31, 2013. See note 11 for restatement.

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

NOTE 10 – SUBSEQUENT EVENTS

In November, 2014 Freestone sold 2,225,000 shares for cash of $220,000.

On April 14, 2015 Freestone entered into a royalty and commission agreements with certain consultants related to the sale of Petrozene™ for their work in the re-launch of the Petrozene™ product line.  These royalty and commission agreements range from 2.5% to 7.5% of the net income the Company receives from Petrozene™ sales, and the agreements also have special royalty provisions for certain customers that expire on April 14, 2016. One of the consultants is related party and the brother of the Chief Executive Officer of the Company

On June 24, 2015 the Company sold 5,000,000 shares of common stock to Dynamis Energy LLC. (Dynamis) for $500,000 which was used as the partial payment for the purchase of C.C. Crawford Retreading Inc. Freestone also issued to Dynamis Energy LLC warrants to purchase 5M shares of common stock with par value of $0.001. The warrant is exercisable from the issuance date for 12 months, therefore expiring on 6/24/2016. The exercise price of the warrant will be 80% of the average of the closing price on the 10 days prior to the date of issuance

On June 24, 2015 the Company acquired 100% of the outstanding common stock of C.C. Crawford Retreading Co., Inc. (“CTR”), a privately held company, for an aggregate price of $1,520,000. Terms of the purchase were $500,000 cash at closing and a note payable to the seller for $1,020,000.

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

On June 29, 2015 the Company also issued 100,000 shares valued at $6,610 to consultants as consideration for services rendered to the Company.

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

On September 23, 2015 the Company issued shares of the Company’s common stock to certain directors, officers and consultants for services rendered to the Company. Clayton Carter, the Company’s Director and Chief Executive Officer, received 600,000 shares of the Company’s common stock, G. Don Edwards, the Company’s Director and Chief Investment Officer, received 600,000 shares of the Company’s common stock, and James Carroll, the Company’s Director and Chief Financial Officer received 50,000 shares of the Company’s common stock. The Company also issued 100,000 shares to consultants as consideration for services rendered to the Company. The shares were valued at $.20 a share based on the closing price on the date of issue.

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

NOTE 11 - RESTATEMENT

Certain previously reported numbers have been adjusted and are reflected in this table:

Balance Sheet as of September 30, 2014

	As Reported	Adjustment		As Adjustment

Fixed Assets	$71,639	$(44,169)	<A>	$27,470

Investment in Aqueous Service	$73,115	$(73,115)	<B>	$-

Other Assets	$3,625	$(3,625)	<A>	$-

Total Assets	$164,994	$(120,861)		$44,133

Stock to be Issued	$22,000	$(22,000)	<E>	$-

Deferred Revenue	$-	$20,000	<D>	$20,000

Derivative Liability - Warrants	$279,625	$(279,625)	   	$-

Total Liabilities	$334,793	$(281,576)		$53,217

Common Stock	$73,543	$220	<E>	$73,763

Additional Paid In Capital	$18,471,686	297,307	   	18,768,993

Accumulated deficit	(18,715,028)	(136,812)	   	(18,851,840)

Stockholders' Equity	$(169,799)	$160,715		$(9,084)

Total Liabilities & Stockholders' Equity	$164,994	$(120,861)		$44,133

	Statement of Operations for the three months ended September 30, 2014

		As Reported	Adjustment		As Adjustment

	Lease Operating Costs	$2,575	$26,680	<A>	$29,255

	Depreciation	$3,520	$(3,520)	<A>	$-

	(Gain) Loss on Equity Method Investment	$5,308	$(5,308)	<B>	$-

	General and Administrative Expenses	$58,230	$-	   	$58,230

	Total Expenses	$69,633	$17,852		$87,485

	Net Income (Loss)	$(69,633)	$(17,852)		$(87,485)

<A>	The Company prior auditors, The Hall Group, did not have a valid PCAOB registration when the reviewed the financial statements for this period. Certain events subsequent to the original issuance of the financial statements provided additional evidence about the condition of the oil and gas assets. Consequently, these assets were impaired as of December 31, 2013 and reported at their net realizable value. Subsequent expenditures which had been capitalized during the three months were expensed as lease operating expenses and depreciation expense was reversed.

<B>	The Company prior auditors, The Hall Group, did not have a valid PCAOB registration when the reviewed the financial statements for this period. Certain subsequent events to the original issuance of the financial statements provided additional evidence about the condition of the investment in Aqueous Services. Consequently, these assets were impaired and reported at their net realizable value as of December 31, 2013.

   	During the preparation of our quarterly report, we identified an error related the accounting for the issuance of stock warrants. The warrants were incorrectly identified as a derivative. This resulted in an overstatement of a derivative liability of $279,625 at December 31, 2013.
	Management evaluated these errors both quantitatively and qualitatively, and determined that the errors were immaterial to the prior year. Pursuant to the SEC SAB Topic 108, the error has been correct in the current period.

<D>	During the preparation of our quarterly report, we identified an error related the accounting for the sales of a revenue interest in an oil & gas property. The proceeds of $20,000 were improperly recorded as a gain on sale instead of deferred income.

<E>	During the preparation of our quarterly report, we identified an error related the sale of common stock. The stock was shown as a stock to be issued liability instead of an addition to common stock even though the proceeds from the sale had been received.

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

Lease Operating Expense - Lease operating expense for the three months ended September 30, 2014 was $29,255compared to $56 for the same period in 2013. The increase in lease operating expenses is due to maintenance costs associated with the Rogers lease.

Operating Expense – Depreciation expense for the three months ended September 30, 2014 and 2013 was $0 and $6,874, respectively. Total operating expenses for the three months ended September 30, 2014 and 2013 were $87,485 and $92,735 respectively.  The decreased costs of $5,250 in the three months ended September 30, 2014 were primarily due to the impairment of the equity investment which eliminated recognition of any loss during the current fiscal quarter.

Net Income (Loss) - Net loss for the three months ended September 30, 2014 was $87,485 compared to net loss of $86,275 for the same period in 2013.

Liquidity and Capital Resources

As of September 30, 2014 we have little cash reserves and liquidity to the extent we receive it from operations and from the sale of stock. Net cash used in operations by the Company was $84,198 for the three months ended September 30, 2014 compared to cash used of $74,761 for the same period in 2013.   We continue to explore options for working capital. Our cash balance at September 30, 2014 was $10,957.

Employees

As of September 30, 2014, Freestone had two employees.

Need for Additional Financing

No commitments to provide additional funds have been made by management or other stockholders.  Our independent auditors included a going concern explanatory paragraph in their report on the financial statements for the year ended June 30, 2014, which was included as exhibit 99.1 to our annual report on Form 10-K for the year ended June 30, 2015, which raises substantial doubt about our ability to continue as a going concern.

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

