Form 10-Q
period 2015-09-30
FREESTONE RESOURCES, INC.
filed 2015-11-12
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of November 14, 2015 there were 86,138,117 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2015 and June 30, 2015
(unaudited)

	September 30,	June 30,
	2015	2015
	Successor	Successor

ASSETS

Current Assets
Cash	$242,163	$38,372
Accounts receivable	123,096	98,208
Inventory	100,708	122,000
Prepaid and Other Assets	66,832	51,151
Total Current Assets	532,799	309,731

Property, plant and equipment, net of accumulated depreciation of
$36,624 and $16,564	1,682,248	1,665,430

TOTAL ASSETS	$2,215,047	$1,975,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$186,504	$124,046
Environmental liability	32,000	32,000
Current portion of long term debt	142,353	56,051
Total Current Liabilities	360,857	212,097

Asset Retirement Obligation	-	14,470
Long term debt, less current portion	1,058,265	1,104,913

TOTAL LIABILITIES	1,419,122	1,331,480

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
86,138,177 and 81,088,177 shares issued and outstanding	86,138	81,088
Additional paid in capital	20,109,728	19,488,278
Accumulated deficit	(19,428,160)	(18,925,985)
	767,706	643,381
Non-Controlling Interest	28,219	300
	795,925	643,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,215,047	$1,975,161

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
Three Months Ended September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
	Successor	Predecessor

REVENUE
Tipping Fee Revenue	$153,783	$126,236
Tire Repair Revenue	113,291	151,392
Used Tire Sales	58,875	59,460
Scrap Material Sales	11,672	16,930
Total Revenue	337,621	354,018

COSTS OF REVENUE
Tipping Fee Operations	62,639	73,206
Tire Repair	36,488	36,995
Used Tire Sales	28,464	11,113
Tire Disposal	63,574	35,687
Total Cost of Revenue	191,165	157,001

GROSS PROFIT	146,456	197,017

OPERATING EXPENSES
Lease Operating Expenses	402	-
Selling	52,228	43,731
General and Administrative	553,281	82,235
Depreciation and Amortization	27,657	15,163
Total Operating Expense	633,568	141,129

INCOME (LOSS) FROM OPERATIONS	(487,112)	55,888

OTHER INCOME (EXPENSES)
Interest Expense, net	(33,248)	(2,966)
	(33,248)	(2,966)

NET INCOME(LOSS)	(520,360)	52,922

Loss Attributable to Non-Controlling Interest	18,185	-

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(502,175)	$52,922

Basic and diluted income (loss) per share
Net income (loss) per share	(0.01)

Weighted average shares outstanding
Basic and diluted	81,509,916

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
Three Months Ended September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
	Successor	Predecessor

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(520,360)	$52,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,657	15,163
Shares Issued for Services	256,500	-
Changes in operating assets and liabilities
(Increase) in Accounts Receivable	(24,588)	(26,439)
Decrease in Inventory	21,292	537
(Increase) Decrease in Prepaid Expenses	(15,681)	6,453
Increase (Decrease) in Accounts Payable and Accrued Liabilities	113,742	(12,209)
Net Cash Provided by Operating Activities	(141,438)	36,427

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(4,947)	-
Net Cash Used in Investing Activities	(4,947)	-

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	350,000	-
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	14,520	-
Repayment of Debt	(14,344)	(12,813)
Net Cash Used In Financing Activities	350,176	(12,813)

Net Decrease in Cash	203,791	23,614

Cash at Beginning of the Period	38,372	30,465

Cash at the End of the Period	$242,163	$54,079

Cash Transactions
Total Amount of Interest Paid in Cash	$2,092	$2,966

Non Cash financing and Investing Activities
Notes Payable for Purchase of Assets	$53,998	$-

ARO Assumed By Purchaser in Exchange for
O&G Property	$14,470	$-

Shares Issued for O&G Interest	$20,000	$-

Expenses Paid Directly by Holders of Non-Controlling
In FDEP	$31,584	$-

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

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

On June 24, 2015 Freestone purchased 100% of the common stock of C.C. Crawford Retreading Company, Inc. (“CTR”), a Texas corporation. CTR is an Off-The-Road (“OTR”) tire company located in Ennis, Texas, and a wholly owned subsidiary of Freestone. CTR’s primary business is to repair, recycle, dispose of and sell OTR tires, which are used on large, industrial equipment. Freestone made the decision to purchase CTR in order to utilize the CTR facility for the production of Petrozene™.

On June 24, 2015 the Company formed Freestone Dynamis Energy Products, LLC (“FDEP”), a Delaware limited liability company, with Dynamis Energy, LLC (“Dynamis”). FDEP was formed in order to operate and manage the specialized pyrolysis process that is used to create Petrozene™ and other byproducts of value. Freestone chose to work with Dynamis based on their extensive engineering and waste-to-energy expertise. Freestone owns a 70% member interest in FDEP.

The acquisition of CTR and the formation of FDEP have allowed Freestone to vertically integrate the Petrozene™ product line. CTR will remain an auxiliary company that will maintain existing operations that complement the efforts of FDEP and Freestone.

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2015 Form 10-K.

Predecessor Accounting:

On June 24, 2015 Freestone acquired 100% of the outstanding common stock of CTR. The operations of Freestone were insignificant in comparison to CTR, so the consolidated financial statements included for the quarter ended September 30, 2014 are presented under predecessor entity reporting wherein the prior historical information consists solely of CTR’s results of operations and cash flows. The consolidated balance sheets as of September 30, 2015 and June 30, 2015 and results of operations and cash flows for the quarter ended September 30, 2015 are presented under successor entity reporting.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INVENTORY

Inventory of the predecessor company is carried at lower of cost or market. At acquisition the Company’s inventory was revalued at fair market value as part of the purchase price allocation. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, and used tires for sale carried at the cost of repairs. As of September 30, 2015 and June 30, 2015 inventory consisted of:

	9/30/15	6/30/15
Crum Rubber for Processing	$10,246	$10,246
Used Tire for Resale	90,462	111,754
	$100,708	$122,000

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2015 and June 30, 2015 Property, Plant and Equipment was as follows:

	9/30/15	6/30/15
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	21,967	21,967
Automotive Equipment	94,829	78,100
Machinery and Equipment	542,076	499,860
Oil and gas properties used for research and development	—	22,067
	1,718,872	1,681,994
Less Accumulated Depreciation	36,624	16,654
	$1,682,248	$1,665,430

Depreciation expense was $27,657 and $15,163 for the three months ended September 30, 2015(Successor) and September 30, 2014 (Predecessor), respectively.

NOTE 4 – ENVIRONMENTAL LIABILITY

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

NOTE 5 – NOTES PAYABLE

At September 30, 2015 and June 30, 2015 Notes Payable were as follows:

	9/30/15	6/30/15
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile	$8,929	$9,989

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment	118,378	130,975

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing June, 2019. Interest only payable for the first year. Monthly payment of $34,991 thereafter. Secured by the common stock and assets of CTR	1,020,000	1,020,000

Note payable to bank bearing interest at 4.95% with monthly payments of $315 maturing August, 2019. The note is secured by equipment	13,188	—

Notes payable to bank bearing interest 3.95% with monthly payments of $489 maturing September, 2020. The notes is secured by equipment	26,562	—

Note payable to bank bearing interest at 5.69% with monthly payments of $264 maturing August, 2020. The note is secured by an automobile	13,561	—
	1,200,618	1,160,964

Less current maturities	(142,353)	(56,051)

	$1,058,265	$1,104,913

At September 30, 2015 future maturities of long term debt were as follows:

Year Ending September 30:
2016	$142,353
2017	390,278
2018	363,092
2019 2020	296,334 8.561
$1,200,618

NOTE 6 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2015 and June 30, 2015, there were 86,138,117and 81,088,117 respectively, common shares outstanding. During the three months ended September 30, 2015 the Company sold 3,500,000 shares for cash proceeds of $350,000.

On September 23, 2015 the Company issued shares of the Company’s common stock to certain directors, officers and consultants for services rendered to the Company. Clayton Carter, the Company’s Director and Chief Executive Officer, received 600,000 shares of the Company’s common stock, G. Don Edwards, the Company’s Director and Chief Investment Officer, received 600,000 shares of the Company’s common stock, and James Carroll, the Company’s Director and Chief Financial Officer received 50,000 shares of the Company’s common stock. The Company also issued 100,000 shares to consultants as consideration for services rendered to the Company. The stock was valued at $.19 a share based on the closing price on the date of award.

On September 14, 2015 the Company repurchased an 8.25% revenue interest in the Company’s Rogers Oil and Gas Lease for $20,000. The Company issued 200,000 shares of common stock at $.10 to satisfy the debt.

Stock Warrant:

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

NOTE 7 – THE ACQUISITION OF C.C. CRAWFORD RETREADING COMPANY, INC.

On June 24, 2015 the Company acquired 100% of the outstanding common stock of C.C. Crawford Retreading Co., Inc., a privately held company, for an aggregate price of $1,520,000. Terms of the purchase were $500,000 cash at closing and a note payable to the seller for $1,020,000. The cash down payments was paid direct to a seller by a third party form sale of stock proceeds. The Company estimated the fair value of assets acquired net of liabilities assumed to be $1,648,750 resulting in a bargain purchase gain of $128,750. See notes to the Company’s June 30, 2015 10K for details of the purchase price allocation and pro forma financial statements.

Unaudited pro forma results of operations data for the Quarter ended September 30, 2014 as if the Companies had been combined as of July 1, 2014, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However pro form results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.

Revenue	$354,018

Net Loss	$(34,563)

E.P.S.	$0.00

Weighted Average Shares Outstanding	78,543,177

NOTE 8 – THE FORMATION OF FREESTONE DYNAMIS ENERGY PRODUCTS, LLC.

On June 24, 2015 the Company entered into an agreement with Dynamis in order to form the joint venture FDEP (Freestone Dynamis Energy Products, LLC.), a Delaware limited liability company. Freestone determined to enter into a joint venture with Dynamis based on their track record and experience in the waste-to-energy industry, and their ability to provide the necessary funding to fully integrate the production, marketing and sale of Petrozene™ to current and future customers. The terms of the joint venture between the Company and Dynamis are as follows:

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

During the quarter ended September 30, 2015, Dynamis paid certain engineering and general administrative costs on behalf of FDEP, which are shown on the Statement of Cash Flows as a non-cash financing activity.

NOTE 9 – GOING CONCERN

As of the date of this quarterly report, there is doubt regarding the Company’s ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in Dallas, TX under a non-cancelable operating lease that expires in July 2017 and warehouse space in Ennis, TX under a one year lease with a purchase option for $260,000.  Future minimum lease payments are as follows:

Year End June 30	Amount
2016	34,684
2017	26,545
2018	1,884
Total	68,113

Rent expense, included in general and administrative expenses, totaled approximately $7,621 for the three months ended September 30, 2015 (Successor). The predecessor had no lease expense for the three months ended September 30, 2014.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

One of the consultants who has a royalty and commission agreement as discussed in note 10 is related party and the brother of the Chief Executive Officer of the Company.

On July 25, 2015 Company sold 3,500,000 shares at $0.10 per share to provide funding of subsequent costs associated with the acquisition of CTR, as well as general working capital for the Company. This transaction made Gerald M. Johnson a controlling shareholder of the Company.

On September 14, 2015 the Company repurchased an 8.25% revenue interest in the Company’s Rogers Oil and Gas Lease for $20,000 from Mr. Johnson. The Company issued 200,000 shares of common stock at $.10 to satisfy the debt.

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

Results of Operations

Three months ended September 30, 2015 (Successor) compared to three months ended September 30, 2014 (Predecessor)

Revenue – Our revenue for the three months ended September 30,, 2015 (Successor) was $337,621 compared to $354,018 for the three months ended September 30, 2014 (Predecessor) due primarily to a decrease in tire repair revenue.

Cost of Revenues – Cost of revenue increased from $157,001 for the three months ended September 30, 2014 (Predecessor) to $191,165 for the three months ended September 30, 2015 (Successor). This was primarily a result of a $27,887 increase in disposal costs. Use tire cost increase by $17,351 due to the adjustment of inventory to fair value at acquisition.

Operating Expense – Total operating expenses for the three months ended September 30, 2015 (Successor) were $633,568 consisting of lease operating costs of $402, depreciation of $27,657, selling costs of $52,228 and general and administrative costs of $533,281 compared to the operating cost for the three months ended September 30, 2014 (Predecessor) of $141,129 consisting of depreciation of $15,163, selling costs of $43,731 and general and administrative cost of $82,235. The increase was primarily due to the inclusion of Freestone resources and the costs associated with being public company and the acquisition of CTR. Specific costs included $236,500 of shares issued for services, $88,798 of profession fees, and $28,375 of payroll. The increase in depreciation expense was due to the write up of the acquired assets to fair value at acquisition. In addition the Company incurred $60,618 in startup cost for its FDEP operations.

Other Income and Expenses – Other income and expense for the three months ended September 30, 2015 (Successor) consisted of $33,248 of interest expense compared to other income and expense for the three months ended September 30, 2014 (Predecessor) consisting of $2,966 of interest expense. The increase in interest expense was due to the debt taken on to finance the purchase of CTR.

Net Income (Loss)

Net loss for the three months ended September 30, 2015 (Successor) was $502,175 compared to net income of $52,922 for the three months ended September 30, 2014 (Predecessor).   The loss was due to the expenses of Freestone as detailed above. CTR’s net income for the period September 30, 2015 was $22,843. The decrease of $30,840 from September 30, 2014 (Predecessor) was due largely to the decrease in revenue.

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

Net cash used in operations was $141,438 for the three months ended September 30, 2015 (Successor) compared to net cash provided by operations of $36,427 for the three months ended September 30, 2014 (Predecessor). The change was due to the increase costs from the addition of Freestone’s operations to the predecessor financials. The cash used in operations was offset by $350,000 proceeds from the sale of Freestone common stock.

Employees

As of September 30, 2015 CTR had 14 full time employees. Freestone has four employees.

Need for Additional Financing

The Company is uncertain of its ability to generate sufficient liquidity from its operations so the need for additional funding may be necessary.  The Company may sell stock and/or issue additional debt to raise capital to accelerate its growth.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2015, our Chief Executive and Chief Financial Officer as of September 30, 2015 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	The Company filed a Form 8-K on September 24, 2015 related the Unregistered Sales of Equity Securities.

(b)   Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Clayton Carter

Clayton Carter, CEO

Date: November 12, 2015

