Form 10-Q/A
period 2014-09-30
FREESTONE RESOURCES, INC.
filed 2015-11-16
CIK 1089319

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-2

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

1

EXPLANATORY NOTE

We are filing this amendment to include the XBRL files that were not included in the Quarterly Report on Form 10Q/A that was filed on October 30, 2015.

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

