Form 10-Q
period 2015-12-31
FREESTONE RESOURCES, INC.
filed 2016-02-19
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of February 19, 2016 there were 90,325,677 shares of Common Stock of the issuer outstanding.

Freestone Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2015 and June 30, 2015

(Unaudited)

	December 31,	June 30,
	2015	2015
	Successor	Successor

ASSETS

Current Assets
Cash	$101,989	$38,372
Accounts receivable	85,580	98,208
Inventory	89,860	122,000
Prepaid and Other Assets	37,324	51,151
Total Current Assets	314,753	309,731

Property, plant and equipment, net of accumulated depreciation of
$63,375 and $16,564	1,669,966	1,665,430

TOTAL ASSETS	$1,984,719	$1,975,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$179,381	$124,046
Environmental liability	32,000	32,000
Current portion of long term debt	222,881	56,051
Total Current Liabilities	434,262	212,097

Asset Retirement Obligation	—	14,470
Long term debt, less current portion	976,781	1,104,913

TOTAL LIABILITIES	1,411,043	1,331,480

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
86,138,177 and 81,088,177 shares issued and outstanding	86,138	81,088
Additional paid in capital	20,109,728	19,488,278
Accumulated deficit	(19,822,307)	(18,925,985)
Total Stockholder's Equity Attributable to the Company	373,559	643,381
Non-Controlling Interest	200,117	300
TOTAL STOCKHOLDERS' EQUITY	573,676	643,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,984,719	$1,975,161

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2015 and 2014

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor

REVENUE
Tipping Fee Revenue	$109,975	$119,910	$263,758	$246,146
Tire Repair Revenue	93,567	102,576	206,858	253,968
Used Tire Sales	21,525	40,125	80,400	99,585
Scrap Material Sales	8,850	10,520	20,522	27,450
Total Revenue	233,917	273,131	571,538	627,149

COSTS OF REVENUE
Tipping Fee Operations	49,683	69,591	112,322	145,010
Tire Repair	40,439	42,080	76,927	80,974
Used Tire Sales	15,672	(4,625)	44,136	6,488
Tire Disposal	57,140	43,769	120,714	81,443
Total Cost of Revenue	162,934	150,815	354,099	313,915

GROSS PROFIT	70,983	122,316	217,439	313,234

OPERATING EXPENSES
Lease Operating Expenses	-	-	402	-
Joint Venture Start Up Costs	177,009	-	234,627	-
Selling	49,932	38,939	102,160	86,818
General and Administrative	230,032	94,851	725,695	167,190
Depreciation and Amortization	28,751	17,381	56,408	32,544
Total Operating Expense	485,724	151,171	1,119,292	286,552

INCOME (LOSS) FROM OPERATIONS	(414,741)	(28,855)	(901,853)	26,682

OTHER INCOME (EXPENSES)
Interest Expense, net	(33,511)	(3,189)	(66,759)	(6,155)
	(33,511)	(3,189)	(66,759)	(6,155)

NET INCOME(LOSS)	(448,252)	(32,044)	(968,612)	20,527

Loss Attributable to Non-Controlling Interest	54,105	-	72,290	-

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(394,147)	$(32,044)	$(896,322)	$20,527

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)		(0.01)

Weighted average shares outstanding
Basic and diluted	86,138,177		83,861,003

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources, Inc. and Subsidiaries

Consolidated Statement of Cash Flow

For the Six Months Ended December 31, 2015 and 2014

(Unaudited)

	December 31,	December 31,
	2015	2014
	Successor	Predecessor

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(968,612)	$20,527
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	56,408	32,544
Shares Issued for Services	256,500	-
Changes in operating assets and liabilities
Decrease in Accounts Receivable	12,928	23,962
(Increase) Decrease in Inventory	32,140	(8,588)
Decrease in Prepaid Expenses	13,827	25,812
Increase (Decrease) in Accounts Payable and Accrued Liabilities	209,614	(63,121)
Net Cash Provided by (Used In) Operating Activities	(387,195)	31,136

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(4,947)	-
Net Cash Used in Investing Activities	(4,947)	-

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	350,000	-
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	137,528	-
Repayment of Debt	(31,769)	(25,858)
Net Cash Provided by (Used In) Financing Activities	455,759	(25,858)

Net Increase in Cash	63,617	5,278

Cash at Beginning of the Period	38,372	30,465

Cash at the End of the Period	$101,989	$35,743

Cash Transactions
Total Amount of Interest Paid in Cash	$5,099	$6,155

Non Cash financing and Investing Activities
Notes Payable for Purchase of Assets	$70,467	$-

ARO Assumed By Purchaser in Exchange for
O&G Property	$14,470	$-

Shares Issued for O&G Interest	$20,000	$-

Expenses Paid Directly by Holders of Non-Controlling
Interest in FDEP	$134,579	$-

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

December 31, 2015

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with the Financial Statements and notes thereto included in the Company’s June 30, 2015 Form 10-K.

Predecessor Accounting:

On June 24, 2015 Freestone acquired 100% of the outstanding common stock of CTR. The operations of Freestone were insignificant in comparison to CTR, so the consolidated financial statements included for the three and six months ended December 31, 2014 are presented under predecessor entity reporting wherein the prior historical information consists solely of CTR’s results of operations and cash flows. The consolidated balance sheets as of December 31, 2015 and June 30, 2015 and results of operations and cash flows for the quarter ended December 31, 2015 are presented under successor entity reporting.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INVENTORY

Inventory of the predecessor company is carried at lower of cost or market. At acquisition the Company’s inventory was revalued at fair market value as part of the purchase price allocation. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, and used tires for sale carried at the cost of repairs. As of December 31, 2015 and June 30, 2015 inventory consisted of:

	12/31/15	6/30/15
Crum Rubber for Processing	$18,383	$10,246
Used Tire for Resale	71,477	111,754
	$89,860	$122,000

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2015 and June 30, 2015 Property, Plant and Equipment was as follows:

	12/31/15	6/30/15
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	21,967	21,967
Automotive Equipment	94,829	78,100
Machinery and Equipment	558,545	499,860
Oil and gas properties used for research and development	—	22,067
	1,735,341	1,681,994
Less Accumulated Depreciation	65,375	16,654
	$1,669,966	$1,665,430

Depreciation expense was $28,751 and $17,381 for the three months ended December 31, 2015 (Successor) and December 31, 2014 (Predecessor), respectively. Depreciation expense was $56,408 and $32,544 for the six months ended December 31, 2015 (Successor) and December 31, 2014 (Predecessor), respectively.

On August 27, 2015 the Company disposed of its remaining oil and gas interest in exchange for the assumption of the plugging liability by the purchaser.

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

NOTE 5 – NOTES PAYABLE

At December 31, 2015 and June 30, 2015 Notes Payable were as follows:

	12/31/15	6/30/15
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile	$7,857	$9,989

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment	105,554	130,975

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing June, 2019. Interest only payable for the first year. Monthly payment of $34,991 beginning July, 2016. Secured by the common stock and assets of CTR	1,020,000	1,020,000

Note payable to bank bearing interest at 4.95% with monthly payments of $315 maturing August, 2019. The note is secured by equipment	12,137	—

Notes payable to bank bearing interest 3.95% with monthly payments of $489 maturing September, 2020. The notes is secured by equipment	24,950	—

Notes payable to bank bearing interest 4.78% with monthly payments of $309 maturing December, 2020. The notes is secured by equipment	16,225	—

Note payable to bank bearing interest at 5.69% with monthly payments of $264 maturing August, 2020. The note is secured by an automobile	12,939	—
	1,199,662	1,160,964

Less current maturities	(222,881)	(56,051)

	$976,781	$1,104,913

At December 31, 2015 future maturities of long term debt were as follows:

Year Ending December 31:
2016	$221,881
2017	392,727
2018	367,162
2019 2020	206,918 9,974
	$1,199,662

NOTE 6 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2015 and June 30, 2015, there were 86,138,177 and 81,088,117 respectively, common shares outstanding. During the six months ended December 31, 2015 the Company sold 3,500,000 shares for cash proceeds of $350,000.

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

Stock Warrants:

In connection with the sale of 5,000,000 shares of the company common stock associated with the purchase of CTR during June 2015 the Company issued 5,000,000 warrants to purchase shares of common stock at 80% of the average closing bid and sale cost over the previous ten days at exercise date. The warrants vest immediately and have a one year term.

On July 30, 2015 the Company reached an agreement with the holders to cancel the 1,000,000 warrants outstanding which would have expired November 15, 2015.

NOTE 7 – THE ACQUISITION OF C.C. CRAWFORD RETREADING COMPANY, INC.

On June 24, 2015 the Company acquired 100% of the outstanding common stock of C.C. Crawford Retreading Co., Inc., a privately held company, for an aggregate price of $1,520,000. Terms of the purchase were $500,000 cash at closing and a note payable to the seller for $1,020,000. The cash down payments was paid direct to a seller by a third party from sale of stock proceeds. The Company estimated the fair value of assets acquired net of liabilities assumed to be $1,648,750 resulting in a bargain purchase gain of $128,750. See notes to the Company’s June 30, 2015 10K for details of the purchase price allocation and pro forma financial statements.

Unaudited pro forma results of operations data for the three and six months ended December 31, 2014 as if the Companies had been combined as of July 1, 2014, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However pro form results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.

	Three Months	Six Months
	Ended	Ended
	12/31/14	12/31/14

Revenue	$276,642	$630,660

Net Income (Loss)	$(101,725)	$(115,474)

E.P.S	$(0.00)	$(0.00)

Weight Average Shares Outstanding	79,712.525	79,127,851

NOTE 8 – THE FORMATION OF FREESTONE DYNAMIS ENERGY PRODUCTS, LLC.

On June 24, 2015 the Company entered into an agreement with Dynamis in order to form Freestone Dynamis Energy Products, LLC. (“FDEP”), a Delaware limited liability company. Freestone determined to form FDEP with Dynamis based on their track record and experience in the waste-to-energy industry, and their ability to provide the necessary funding to fully integrate the production, marketing and sale of Petrozene™ to current and future customers. The terms of the agreements between the Company and Dynamis are as follows:

•	Freestone owns a 70% member interest in FDEP for licensing the rights to use Petrozene™ to FDEP; and

•	Dynamis owns a 30% member interest FDEP in exchange providing funding up to $5,000,000 to operate FDEP, and purchase a continuous-feed pyrolysis machine capable of producing a product that can be used to produce Petrozene™; and

•	FDEP will be leasing employees from CTR, and said employees will operate the machine. FDEP will reimburse CTR for the leased employees; and

•	FDEP has the right, but not the obligation to purchase CTR from Freestone through cash compensation to Freestone, the issuance of additional units in FDEP to Freestone or a combination of both cash and units in FDEP as mutually agreed upon by FDEP and Freestone; and

•	FDEP will lease a building from CTR in order to operate the specialized pyrolysis technology for payment of either the ad valorem taxes associated with the rented property or $1,000 per month depending on which amount is the greater of the two; and

•	Dynamis will receive 80% of the distributions from FDEP until they have reached a 25% initial rate of return on funds invested into FDEP. Once the 25% initial rate of return threshold is meet all distributions from FDEP will be split according to the 70 / 30 member interest of FDEP owned by the Company and Dynamis.

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

During the six months ended December 31, 2015, Dynamis paid $134,579 for certain engineering and general administrative costs on behalf of FDEP, which are shown on the Statement of Cash Flows as a non-cash financing activity. These payments were treated as capital contributions to the entity by Dynamis Dynamis also made cash contributions totaling $137,528 to the entity during the six months ended December 31, 2015.

At December 31, 2015 and June 30, 2014 the consolidated assets of Freestone included $27,993 and $0, respectively of cash which is only available to settle the liabilities of FDEP.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in Dallas, TX under a non-cancelable operating lease that expires in July 2017 and warehouse space in Ennis, TX under a one year lease with a purchase option for $260,000.  Future minimum lease payments are as follows:

Year End June 30	Amount
2016	23,123
2017	26,545
2018	1,884
Total	51,552

Rent expense, included in general and administrative expenses, totaled approximately $18,163 and $25,784 for the three and six months ended December 31, 2015 (Successor), respectively. The predecessor had no lease expense for the three and six months ended December 31, 2014.

Freestone has royalty and commission agreements with certain consultants related to the sale of Petrozene™ for their work in the re-launch of the Petrozene™ product line.  These royalty and commission agreements range from 2.5% to 7.5% of the net income the Company receives from Petrozene™ sales, and the agreements also have special royalty provisions for certain customers that expire on April 14, 2016. No royalties were paid during the three and six months ended December 31, 2015.

NOTE 11 – RELATED PARTY TRANSACTIONS

One of the consultants who has a royalty and commission agreement as discussed in Note 10 is related party and the brother of a Director of the Company.

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

NOTE 12- SUBSEQUENT EVENTS

On September 14, 2015 the Company repurchased an 8.25% revenue interest in the Company’s Rogers Oil and Gas Lease for $20,000 from Mr. Johnson. The Company issued 200,000 shares of common stock at $.10 to satisfy the debt.

On January 6, 2016, the Company issued 100,000 shares of the Company’s common stock at $0.18 per share, restricted pursuant to Rule 144, a consultant for the company and a related party to a Director of the Company, for representing Freestone on the Board of Members of FDEP and for consulting services rendered to the Company.

On January 6, 2016, the Company issued 150,000 shares of the Company’s common stock at $0.18 per share, restricted pursuant to Rule 144, to an accounting employee of the Company, for services rendered to the Company.

On January 6, 2016, Clayton Carter resigned as Chief Executive Officer of the Company, and Michael J. McGhan was appointed by the Board of Directors as the Chief Executive Officer and Chairman of the Board.

On January 7, 2016 Michael McGhan and the Company entered into a two-year employment agreement (“Employment Agreement”). The terms of the Employment Agreement include an initial salary of $5,000.00 per month, which will increase to $10,000.00 per month after six months, as well as stock-based compensation in the amount of 3,000,000 shares of the Company’s restricted stock pursuant to Rule 144. Subject to Board approval, Mr. McGhan is eligible to receive warrants for up to 2,000,000 shares of the Company’s common stock (the “Warrants”). The Warrants are not issued on the date of the Employment Agreement. The Board is not required to issue the Warrants. If the Warrants are issued to Mr. McGhan during the term of his Employment Agreement, the terms and conditions of the Warrants will be determined by the Board on the date the Warrants are issued. Mr. McGhan will also be eligible to participate in the Company’s employee benefit plan that is generally available to all other employees at the Company.

On January 7, 2016, 3,000,000 million shares of the Company’s common stock, restricted pursuant to Rule 144, were issued to Michael McGhan at a price of $0.18 per share per the terms and conditions of Mr. McGhan’s Employee Agreement.

On January 26, 2016, the Company sold 250,000 shares of the Company’s common stock, restricted pursuant to Rule 144, at a purchase price of $0.08 per share.

On January 26, 2016, the Company sold 62,500 shares of the Company’s common stock, restricted pursuant to Rule 144, at a purchase price of $0.08 per share.

On January 28, 2016, the Company sold 562,500 shares of the Company’s common stock, restricted pursuant to Rule 144, to Gerald M. Johnston, a Director of the Company, at $0.08 per share.

On January 28, 2016, the Company sold 62,500 shares of the Company’s common stock, restricted pursuant to Rule 144, at a purchase price of $0.08 per share.

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

Results of Operations

The three and six months ended December 31, 2015 (Successor) compared to the three and six months ended December 31, 2014 (Predecessor)

Revenue – Our revenue for the six months ended December 31, 2015 (Successor) was $571,538, compared to $671,149 for the six months ended December 31, 2014 (Predecessor) due primarily to a decrease in tire repair revenue. Our revenue for the three months ended December 31, 2015 (Successor) was $233,917, compared to $273,131 for the six months ended December 31, 2014 (Predecessor) due primarily to a decrease in tire repair revenue and used tire sales.

Cost of Revenues – Cost of revenue increased from $313,915 for the six months ended December 31, 2014 (Predecessor) to $354,099 for the six months ended December 31, 2015 (Successor). This was primarily a result of a $39,271 increase in disposal costs. Used tire cost increased by $37,648 due primarily to the adjustment of inventory to fair value at acquisition which resulted in a higher per tire cost for the tires sold during the period. Cost of revenue for the three months ended December 31, 2015 (Successor) was $162,934 compared to $150,815 for the three months ended December 31, 2014 (Predecessor). The increase was largely due to an increase in cost of used tiers resulting from the adjustment of inventory to fair value and the increase cost of tire disposal operations.

Operating Expense – Total operating expenses for the six months ended December 31, 2015 (Successor) were $1,119,292 compared to the operating cost for the six months ended December 31, 2014 (Predecessor) of $286,552 The increase was due to the inclusion of Freestone resources and its related costs associated with being public company and the acquisition of CTR as well as startup cost of FDEP. Specific costs included $236,500 of shares issued for services, $188,943 of profession fees and $67,375 of payroll. The increase in depreciation expense was due to the write up of the acquired assets to fair value at acquisition. In addition the Company incurred $240,967 in startup cost for its FDEP operations. Operating expenses for the three months ended December 31, 2015 (Successor) were $485,724 compared to $151,171 for the three months ended December 31, 2014 (Predecessor). The increase was due to $180,009 of startup cost for FDEP, as well as the inclusion of Freestone Resources and its cost of operating as a public company.

Other Income and Expenses – Other income and expense for the six months ended December 31, 2015 (Successor) consisted of $66,759 of interest expense compared to other income and expense for the six months ended December 31, 2014 (Predecessor) consisting of $6,155 of interest expense. For the three months ended December 31, 2015 (Successor) other expenses consisted of $33,511 of interest expense compared to $3,189 for the three months ended December 31, 2014 (Predecessor). The increase in interest expense was due to the debt taken on to finance the purchase of CTR and additional debt within CTR to fund new equipment purchases.

Net Income (Loss)

Net loss for the six months ended December 31, 2015 (Successor) was $896,322 compared to net income of $20,527 for the six months ended December 31, 2014 (Predecessor).   The loss was due to the expenses of Freestone as detailed above. CTR’s net income for the six months ended December 31, 2015 was $21,100 compared to $20,527 for the six months ended December 31, 2014. Net loss for the three months ended December 31, 2015 (Successor) was $394,147 compared to $32,044 for the three months ended December 31, 2014 (Predecessor). Increase was due to the addition of Freestone Resources and FDEP as detailed above.

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

Net cash used in operations was $387,195 for the six months ended December 31, 2015 (Successor) compared to net cash provided by operations of $31,136 for the six months ended December 31, 2014 (Predecessor). The change was due to the increase costs from the addition of Freestone’s operations to the predecessor financials. The cash used in operations was offset by $350,000 proceeds from the sale of Freestone common stock.

Employees

As of December 31, 2015 CTR had 15 full time employees. Freestone has four employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended December 31, 2015, our Chief Executive and Chief Financial Officer as of December 31, 2015 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	None

(b)   Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Clayton Carter

Clayton Carter, Chief Executive Officer

Date: February 16, 2016

