Form 10-K/A
period 2014-06-30
FREESTONE RESOURCES, INC.
filed 2016-04-14
CIK 1089319

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015: $11,252,840

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of April 13, 2016, the Registrant had 90,325,677 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this amendment to this Annual Report for the fiscal year ended June 30, 2014, to reflect the re-audit of our consolidated financial statements for the fiscal year ended June 30, 2014, by a PCAOB registered certified public accounting firm that was engaged by us as our certified public accounting firm on February 11, 2015. Subsequent to the filing of the initially filed 10-K Annual Report for June 30, 2014, we were advised that our former certified public accounting firm was not a PCAOB registered public accounting firm, by reason of the owner of such certified public accounting firm having sold the name of its accounting firm to a non-PCAOB registered public accounting firm and the fact that the original owner of the PCAOB registered certified public accounting firm was no longer conducting audits of publicly-held companies.  This Annual Report also reflects a restatement as more fully described in Note 12 of our consolidated financial statements for the fiscal year ended June 30, 2014. Our consolidated financial statements for the fiscal year ended June 30, 2013, which are contained herein, are unaudited, by reason of the lack of PCAOB registration of the public accounting firm that acquired the name of our former PCAOB registered accounting firm and the fact that our former PCAOB registered accounting firm is no longer conducting audits of publicly-held companies.

3

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

Products and Services

Solvent Testing and Water Production

Freestone’s current well assets and leases were purchased for the purpose of testing various solvents and technologies designed to increase oil and gas production. These leases contain wells that produce from formations that generally have paraffin and asphaltene problems, and the tests are allowing the Company to perfect a treatment method that can be marketed to potential customers.

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

Warrants

On November 16, 2012 the Company entered into an agreement to form Aqueous Services, LLC, a joint venture between Freestone Resources, Inc., Pajarito W&M, LP and International Aqueous Investment, LLC for the purpose of developing a shale oil and gas water management facility in Wilson County, Texas. Each JV partner has a one-third interest and the Company is not in a position of control and will therefore account for its interest under the equity method of accounting.

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

Results of Operations for the Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Revenues

Revenue for the years ended June 30, 2014 and 2013 were $12,758 and $8,983, respectively. This was provided by sales of Petrozene of $12,758 and $0 respectively, and from sales of oil of $0 and $8,983 respectively.

Cost of Sales

Cost of Sales for the years ended June 30, 2014 and 2013 were $5,511 and $0 respectively. The June 30, 2014 cost of sales represents the cost of Petrozene. The June 30, 2013 sales of oil had no direct cost of sales.

Operating Expense

Total operating expenses in the years ended June 30, 2014 and 2013 were $647,144 and $864,609, respectively. Lease operating costs increase to from $14,203 to $43,492 due to the reworking of the Carroll Unit in preparation for disposal. During the year ended June 30, 2014 the Company recognized an $11,027 gain on sale of Carroll Unit and other assets compared to a $3,000 loss on disposal of assets during the year ended June 30, 2013. In addition the year ending June 30, 2014 the company impaired its remaining oil and gas properties at a cost of $12,575 and its equity investment at a cost of $95,480. There were no impairment costs in 2013. Prior to impairment the Company recognized a $14,283 loss on the equity investment during the year ended June 30, 2014 compared to a $5,237 loss during the year ended June 30, 2013.

Stock issued and recorded as consulting expense related to Aqueous was $0 and $167,400 as of June 30, 2014 and 2013, respectively. Stock based compensation included of consulting and contract services paid for by the issuance of common stock of $189,800 and $378,000 for the years ended June 30, 2014 and 2013, respectively, depreciation of $14,055 and $25,053 year respectively, with the balance of general and administrative expenses of $288,486 and $272,134, respectively.

The decrease in stock based compensation of $188,200 is related to the stock price being lower by 52% in 2014 versus 2013.

The decrease of $16,349 in other general and administrative expenses is primarily due to a decrease in payroll expenses.

Other Income (Expense)

There was no other income in the year ended June 30, 2014. Other income (expense) for the year ended June 30, 2013 was a net expense of $279,458 consisting primarily of the $279,625 cost of warrants issued for the Aqueous Services, LLC.

Net (Loss) Income

Net loss for the year ended June 30, 2014 was $639,897. Net loss for the year ended June 30, 2013 was $1,135,084. As detail above the loss was primarily due to the decrease in stock compensation and the one-time expenses associated with the investment in Aqueous Services incurred in 2013.

Liquidity and Capital Resources

We have little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

During the year ended June 30, 2014, cash decreased by $132,612 to $73,155 at June 30, 2014. The loss was a result of the operating loss partially offset by proceeds from the sale of stock.

Net cash used by operating activities was $301,401 for the year ended June 30, 2014, compared to net cash used by operating activities of $565,394 for the same period ending June 30, 2013.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc., together with the Report of Independent Registered Public Accounting Firm of MaloneBailey, LLP covering our year ended June 30, 2014 (Restated) and 2013 (Unaudited), appear on pages 19 through 38 of this report.

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

Index to the Freestone Financial Statements (Restated)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2014 (Restated) and 2013 (Unaudited)

Consolidated Statements of Operations for the Year Ended June 30, 2014 (Restated) and 2013 (Unaudited)

Consolidated Statements of Cash Flows for the Year Ended June 30, 2014 (Restated) and 2013 (Unaudited)

Consolidated Statements of Stockholders’ Equity for the Year Ended June 30, 2014 (Restated) and 2013 (Unaudited)

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

Freestone Resources, Inc.

Dated: April 12, 2016	By:	/s/ Clayton Carter
Clayton Carter, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Clayton Carter	President, Chief Executive Officer and Director	April 12, 2016
Clayton Carter

By: /s/ James Carroll	Chief Financial Officer, Director	April 12, 2016
James Carroll

By: /s/ Don Edwards	Chief Investment Officer, Director	April 12, 2016
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Freestone Resources, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Freestone Resources, Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. and its subsidiaries as of June 30, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Freestone Resources, Inc. will continue as a going concern. As discussed in Note 10 to the financial statements, Freestone Resources, Inc. has an accumulated deficit and recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 10. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The consolidated financial statements of Freestone Resources, Inc. as of June 30, 2013 and for the year then ended were not audited nor were they reviewed.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 6, 2015, except for Note 13, as to which the date is April 13, 2016

FREESTONE RESOURCES, INC.

Consolidated Balance Sheets

As of June 30, 2014 and June 30, 2013

	June 30,	June 30,
	2014	2013
	(Restated)	(Unaudited)

ASSETS

Current Assets
Cash	$73,155	$205,767
Accounts receivable	81	—
Total Current Assets	73,236	205,767

Property, plant and equipment, net of accumulated depreciation of
$16,564 and $61,094	27,470	67,889

Investment in Aqueous Services, LLC	—	109,763
Other assets	—	8,910

TOTAL ASSETS	$100,706	$392,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,369	$5,452
Accrued liabilities	466	5,784
Derivative liability	—	279,625
Deferred Income	20,000	—
Total Current Liabilities	29,835	290,861

Long term liabilities
Asset retirement obligation	14,470	40,497
Total long term liabilities	14,470	40,497

TOTAL LIABILITIES	44,305	331,358

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
73,743,177 and 68,318,177 shares issued and outstanding	73,543	68,318
Additional paid in capital	18,747,213	18,117,111
Accumulated deficit	(18,764,355)	(18,124,458)
Total Stockholders' Equity	56,401	60,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,706	$392,329

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

FREESTONE RESOURCES, INC.

Consolidated Statement of Operations

For the Years Ended June 30, 2014 and 2013

	Year Ended	Year Ended
	June 30,	June 30,
	2014	2013
	(Restated)	(Unaudited)

REVENUE
Sale of Petrozene	$12,758	$8,983
Total Revenue	12,758	8,983

COSTS OF SALES	5,511	—

GROSS PROFIT	7,247	8,983

OPERATING EXPENSES
Lease operating costs	43,492	14,203
Depreciation	14,055	25,053
(Gain) Loss on sales of asset	(11,027)	3,000
Loss on equity method investment	14,283	5,237
Revision to ARO Estimate		(418)
Impairment of equity method investment	95,480	—
Impairment of oil & gas property	12,575	—
General and Administrative	478,286	817,534
Total Operating Expense	647,144	864,609

INCOME (LOSS) FROM OPERATIONS	(639,897)	(855,626)

OTHER INCOME (EXPENSES)
Warrants expense		(279,625)
Other Income		188
Interest Expense, net		(21)
	—	(279,458)

NET INCOME(LOSS)	$(639,897)	$(1,135,084)

Basic and diluted income (loss) per share
Net income (loss) per share	$(0.00)	$(0.02)

Weighted average shares outstanding	701,971,385	68,383,885
Basic and diluted

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

FREESTONE RESOURCES, INC.

Consolidated Statement of Cash Flow

For the Years Ended June 30, 2014 and 2013

	Year Ended	Year Ended
	June 30,	June 30,
	2014	2013
	(Restated)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(639,897)	$(1,135,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,055	25,053
(Gain) Loss on sale of asset	(11,027)	3,000
(Gain) Loss on equity method investment	14,283	5,237
Impairment of equity investment	95,480	—
Impairment of oil & gas property	12,575	—
Stock based compensation	189,800	378,000
Revision to ARO estimate	—	(418)
Warrant expense	(4,098)
Shares issued for warrants		169,000
Changes in operating assets and liabilities
Decrease in accounts receivable	(81)	—
Increase in other assets	8,910	(8,310)
Increase (Decrease) in accounts payable and accrued liabilities	(1,401)	(1,872)
Deferred revenue	20,000	—
Net Cash Provided by Operating Activities	(301,401)	(565,394)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,211)	(41,430)
Investment in Freeston Water Solutions	—	(126,978)
Proceeds from sale of investment asset	5,000	—
Net Cash Used in Investing Activities	(1,211)	(168,408)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of stock	170,000	542,000
Stock to be issued		(23,000)
Payments on notes payable, related party		(6,691)
Derivative liability		279,625
Net Cash Provided By Financing Activities	170,000	791,934

Net Decrease in Cash	(132,612)	58,132

Cash at Beginning of the Period	205,767	147,635

Cash at the End of the Period	$73,155	$205,767

Cash Transactions
Total Amount of Interest Paid in Cash	$—	$22

Total Income Taxes Paid in Cash	$—	$—

Stock Based Compensation	$189,800	$378,000

Non Cash financing and Investing Activities
ARO transferred to buyer in sale of property	$26,027	$—

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

FREESTONE RESOURCES, INC.

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2014 (Restated) and 2013 (Unaudited)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, June 30, 2012	58,364,010	$58,364	$17,038,065	$(16,989,374)	$107,055

Common stock issued for cash	6,654,167	6,654	535,346		542,000
Common stock issued for services	2,700,000	2,700	375,300		378,000
Common stock issued for warrants	600,000	600	168,400		169,000
Net Loss				(1,135,084)	(1,135,084)

Balance, June 30, 2013 (Unaudited)	68,318,177	68,318	18,117,111	(18,124,458)	60,971

Issuance of stock warrants (See not 12)			275,527		275,527
Common stock issued for cash	2,625,000	2,625	167,375		170,000
Common stock issued for services	2,600,000	2,600	187,200		189,800
Net Loss				(639,897)	(639,897)

Balance, June 30, 2014 (Restated)	73,543,177	$73,543	$18,747,213	$(18,764,355)	$56,401

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

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Freestone Technologies, LLC, all of which have a fiscal year end of June 30, 2014 on a stand-alone basis. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Recently Issued Accounting Pronouncements:

During the year ended June 30, 2014 the Company elected the early adoption of changes to ASC 915 Development Stage Enterprises which eliminated certain reporting requirements including identification of the Company as a development stage enterprise in financial statement headings, discussion of development stage enterprises in Note 1 Summary of Accounting Policy and the presentation of cumulative data in the statements of income and cash flows.

Income Taxes:

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.    A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Earnings per Share:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period covered.   Because of the Company had a net operating loss for the year there is no difference between basic and fully diluted loss per share.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks and short term investments with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.   The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non-interest bearing transaction accounts of up to $250,000 through December 31, 2014.  At June 30, 2014 the Company had no cash balances in excess of federally insured limits.

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

Revenue from the sale of Petrozene is recognized upon delivery to the customer.

Accounts Receivable:

Accounts Receivable consists of accrued oil and gas receivables due from purchasers of oil and gas for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale.  Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company had no bad debt accruals at June 30, 2014 and June 30, 2013.

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

Asset Retirement Obligation:

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties. The settlement date fair value is discounted at Freestone Resource’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to the ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in the ARO.   During 2014 and 2013 the Company recognized no accretion expense.

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

Stock-Based Compensation:

The Company accounts for stock-based compensation for non-employees using a fair value based method using either the fair value of the stock given or the fair value of the services render whichever is more readily determinable. For employees the Company uses the fair value of the stock on the grant date. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued.   In calculating this fair value, there are certain assumptions used such as the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

Reclassifications:

Certain prior year balances have been reclassified in order to conform to current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2014 and 2013 are as follows:

	2014	2013
	(Restated)	(Unaudited)
Computers & office furniture	$8,967	$8,967
Collectable Art Work (not depreciated)	13,000	13,000
Oil and gas properties used for research and development	22,067	107,016
Total fixed assets	44,034	128,983

Less: Accumulated depreciation	(16,564)	(61,094)
Total fixed assets, net of accumulated depreciation	$27,470	$67,889

Depreciation expense was $14,055 for the year ended June 30, 2014 and $25,053 for the year ended June 30, 2013.

Subsequent to year end the company disposed of it’s the Rogers lease in exchange for assumption of the asset retirement obligation (see note 13) therefore the Company recorded impairment expense of $12,575 to reduce the net value of it oil & gas property to the amount of its asset retirement obligations.

NOTE 3 – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (“ARO”) represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the ended June 30, 2014 and June 30, 2013.

The following table presents the changes in the asset retirement obligations for the year ended June 30, 2014 and June 30, 2013.

	2014	2013
	(Restated)	(Unaudited)
Asset retirement obligations beginning period	$40,497	$40,915
Accretion expense	—	—
Change in ARO estimate	—	(418)
ARO liability transferred on property sold	(26,027)	—
Asset retirement obligations, end of period	$14,470	$40,497

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

The joint venture is accounted for under the equity method as follows:

	2014	2013
	(Restated)	(Unaudited)
Beginning of Period	$109,763	$—

Equity in Loss of JV	—	115,000

Equity in Loss of JV	(14,283)	(5,237)

Impairment of investment	(95,480)	—

Balance End of Period	$—	$109,763

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

NOTE 5 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2014, there were 73,543,177 common shares outstanding. At June 30, 2013, there were 68,318,177 common shares outstanding.

The Company has not paid a dividend to its shareholders.

During the year ended June 30, 2014 the Company sold 2,625,000 shares for cash of $170,000.

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

As part of the agreement to form Aqueous Service, LLC, the Company sold 300,000 shares of common stock to each partner at par value of .001 a share. The Company treated the difference between the selling price and the fair market value of the stock as consulting expense resulting in a $168,400 expense in the quarter ended December 31, 2012.

Stock Warrants

On March 16, 2012 The Company also sold each of the JV partners 500,000 warrants to purchase shares of common stock at 80% of the closing price on the exercise date. The warrants vest immediately and have a three year term from the issuance date. These warrants expire November 16, 2015. Subsequent to year end an agreement was reach with the holder to void the warrants. See note 13.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Freestone has calculated its tax liability in accordance with Section 382 of the Internal Revenue Code which generally limits the amount of its income that can be offset by historical losses (NOL carryforwards) once a corporation has undergone an ownership change.  Ownership changed in Freestone on November 1, 2007. The cumulative net operating loss carry-forward that can offset current and/or future income includes amounts and is approximately $3,167,000.   The use of this loss carryforward is limited under Internal Revenue Code Section 382 due to an ownership change in the fiscal year ended June 30, 2008.

During the year ended June 30, 2014, the Company had a net loss of $639,897 changing the deferred tax asset by $217,565 at the statutory tax rate of 34%.  All NOLs will expire between 2019 and 2030.   The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2014 and 2013.

Freestone’s net deferred tax amounts are as follows:

	2014		2013
			(Unaudited)
Tax benefit (expense) at statutory rate	$217,565	34%	$385,929	34%
Permanent differences	—	—%	—	—%
State income taxes	—	—%	—	—%
Expiration of NOL’s and other	—	—%	—	—%
Valuation allowance	217,565	(34)%	385,929	(34)%
Net Tax Provision	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2014 are as follows:

	2014	2013 (Unaudited)
Total deferred tax liabilities	—	—
Net Operating Loss carryforward	1,076,780	1,694,684
Valuation allowance	(1,076,780)	(1,694,684)
Deferred tax asset, net	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2014 are as follows:

2014
Total deferred tax liabilities	—
Net Operating Loss carryforward	1,076,780
Valuation allowance	(1,076,780)
Deferred tax asset, net	$—

NOTE 7 – CONCENTRATION OF REVENUE

During the fiscal year ended June 30, 2014, 100% of revenue was generated from sales of Petrozene.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires in June 2014.  The lease requires fixed escalations and payment of electricity costs.   Rent expense, included in general and administrative expenses, totaled approximately $27,180 for the fiscal year ended June 30, 2014.

The future minimum rental commitments under the operating lease are as follows:

Fiscal Year Ending June 30,	Minimum Rental Commitments
2015	$22,731
2016	22,605
2017	22,605
2018	1,884
2019	—
Thereafter	—
$69,825

NOTE 9 – DEFERRED REVENUE

During the quarter ended June 30, 2014, the Company sold an 8.25 revenue interest in the Rogers lease to a third party for $20,000. The proceeds were treated as deferred revenue. Subsequent to year end the Company repurchased the interest in exchange for $20,000 in common stock valued at $.10 a share. See note 13.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2014 totaling $18,764,355 and recurring losses from operations.  Because of this accumulated loss, Freestone will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Freestone will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support their working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Freestone will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Freestone.    If adequate working capital is not available Freestone may not be able to continue its operations.

These conditions raise substantial doubt about Freestone’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Freestone be unable to continue as a going concern.

NOTE 11 - SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

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

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended June 30, 2014 and 2013, is as follows:

	2014	2013
Acquisition of proved properties	$0	$0
Acquisition of unproved properties	$0	$0
Exploration costs	$0	$0

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the year ended June 30, 2014 and 2013:

	2014	2013
	(Restated)	(Unaudited)
Revenues	$—	8,983

Production costs	(43,492)	(14,203)

Depletion, depreciation, accretion and valuation provisions	—	—

Exploration costs	—	—
	(43,492)	(5,220)
Income tax expense	—	—

Results of operations for producing activities (excluding corporate overhead and interest costs)	$(43,492)	$(5,220)

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

	Oil (Bbls)	Gas (mef)
Proved developed and undeveloped reserves:

Balance at June 30, 2012	0	0

Production	104.58	0

Revisions of previous estimates	401.58	0

Balance at June 30, 2013	0	0

Production	0	0

Revisions of previous estimates	0	0

Balance at June 30, 2014	0	0

Proved developed reserves:

June 30, 2012	0	0

June 30, 2013	0	0

June 30, 2014	0	0

NOTE 12- RESTATEMENT

Certain previously reported numbers have been adjusted and are reflected in this table:

Balance sheet as of June 30, 2014	As Reported	Adjustment		As Adjustment

Fixed Assets	$48,480	(21,010)	<A>	$27,470

Investment in Aqueous Service	$78,423	(78,423)	<B>	$—

Other Assets	$3,625	(3,625)	<A>	$—

Total Assets	$203,715	$(103,009)		$100,706

Deferred Revenue	$—	20,000	<D>	$20,000

Derivative Liability - Warrants	$279,625	(279,625)	   	$—

Total Liabilities	$303,881	$(259,576)		$44,305

Additional Paid In Capital	$18,471,686	275,527	   	$18,747,213

Accumulated deficit	$(18,645,395)	$(118,960)		$(18,764,355)
Stockholders' Equity	$(100,166)	$156,567		$56,401

Total Liabilities & Stockholders' Equity	$203,715	$(103,009)		$100,706

	Statement of Operations for the Year Ended

		As Reported	Adjustment		As Adjustment

	Total Revenue	$12,758	$—		$12,758

	Lease Operating Costs	$28,306	15,186	<A>	$43,492

	Depreciation	$17,181	(3,126)	<A>	$14,055

	(Gain) Loss on Sale of Asset	(31,027)	20,000	<D>	$(11,027)

	(Gain) Loss on Equity Method Investment	$31,340	(17,057)	<B>	$14,283

	Impairment of Equity Investment	$—	95,480	<B>	$95,480

	Impairment of Oil & Gas Investment	$—	12,575	<A>	$12,575

	General and Administrative Expenses	$482,384	(4,098)	   	$478,286

	Total Expenses	$533,695	$118,960		$652,655

	Net Income (Loss)	$(520,937)	$(118,960)		$(639,897)

<A>	The Company prior auditors, The Hall Group, did not have a valid PCAOB registration when they audited the financial statements for this period. Certain subsequent events to the original issuance of the financial statements provided additional evidence about the condition of the oil and gas assets. Consequently, these assets were impaired and reported at their net realizable value

<B>	The Company prior auditors, The Hall Group, did not have a valid PCAOB registration when they audited the financial statements for this period. Certain subsequent events to the original issuance of the financial statements provided additional evidence about the condition of the investment in Aqueous Services. Consequently, these assets were impaired and reported at their net realizable value.

   	During the preparation of our annual report, we identified an error related the accounting for the issuance of stock warrants. The warrants were incorrectly identified as a derivative. This resulted in an overstatement of a derivative liability of $279,625 at December 31, 2013, and an overstatement of expense of $4,098 due to miscalculation of the value of the warrants. Management evaluated these errors both quantitatively and qualitatively, and determined that the errors were immaterial to the prior year. Pursuant to the SEC SAB Topic 108, the error has been correct in the current period.

<D>	During the preparation of our annual report, we identified an error related the accounting for the sales of a revenue interest in an oil & gas property. The proceeds of $20,000 were improperly recorded as a gain on sale instead of deferred income The gain/loss on sale of asset includes the caption “Revision to ARO estimate” from the previously reported financial statements, which represents ARO assumed by the buyer in the sale of the Carroll Unit.

NOTE 13 – SUBSEQUENT EVENTS

During the year ended June 30, 2015 Freestone sold 7,445,000 shares for cash of $742,000.

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

On June 24, 2015 the Company entered into an agreement with Dynamis in order to form the joint venture FDEP, a Delaware limited liability company. Freestone determined to enter into a joint venture with Dynamis based on their track record and experience in the waste-to-energy industry, and their ability to provide the necessary funding to fully integrate the production, marketing and sale of Petrozene™ to current and future customers. The terms of the joint venture between the Company and Dynamis are as follows:

•	Freestone owns a 70% member interest in FDEP for licensing the rights to use Petrozene™ to FDEP; and

•	Dynamis owns a 30% member interest FDEP in exchange providing funding up to $5,000,000 to operate the joint venture, and purchase a continuous-feed pyrolysis machine capable of producing a product that can be used to produce Petrozene™; and

•	FDEP will be leasing employees from CTR, and said employees will operate the machine. FDEP will reimburse CTR for the leased employees; and

•	FDEP has the right, but not the obligation to purchase CTR from Freestone through cash compensation to Freestone, the issuance of additional units in FDEP to Freestone or a combination of both cash and units in FDEP as mutually agreed upon by FDEP and Freestone; and

•	FDEP will lease a building from CTR in order to operate the specialized pyrolysis technology for payment of either the ad valorem taxes associated with the rented property or $1,000 per month depending on which amount is the greater of the two; and

•	Dynamis will receive 80% of the distributions from FDEP until they have reached a 25% initial rate of return on funds invested into the joint venture. Once the 25% initial rate of return threshold is meet all distributions from FDEP will be split according to the 70 / 30 member interest of FDEP owned by the Company and Dynamis. As of March 31, 2015 Dynamis has made capital contributions totaling $388,961 to FDEP. There have been no distributions.

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

On August 21, 2015 FDEP entered into a one-year lease with a purchase option for a 10,000 square foot office warehouse adjacent to the Company’s facilities in Ennis, TX.

Future Minimum lease payments are as follow:

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

