Form 10-Q
period 2016-03-31
FREESTONE RESOURCES, INC.
filed 2016-05-12
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of May 5, 2016 there were 90,488,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2016 and June 30, 2015
(unaudited)

	March 31,	June 30,
	2016	2015
	Successor	Successor

ASSETS

Current Assets
Cash	$45,074	$38,372
Accounts receivable	138,816	98,208
Inventory	75,410	122,000
Prepaid and Other Assets	69,121	51,151
Total Current Assets	328,421	309,731

Property, plant and equipment, net of accumulated depreciation of
$93,574 and $16,564	1,631,038	1,665,430

TOTAL ASSETS	$1,959,459	$1,975,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$250,325	$124,046
Environmental liability	32,000	32,000
Stock to be issued	5,000	—
Current portion of long term debt	339,341	56,051
Total Current Liabilities	626,666	212,097

Asset Retirement Obligation	—	14,470
Long term debt, less current portion	868,722	1,104,913

TOTAL LIABILITIES	1,495,388	1,331,480

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
90,325,677 and 81,088,177 shares issued and outstanding	90,326	81,088
Additional paid in capital	20,765,540	19,488,278
Accumulated deficit	(20,683,167)	(18,925,985)
Total Stockholder's Equity Attributable to the Company	172,699	643,381
Non-Controlling Interest	291,372	300
TOTAL STOCKHOLDERS' EQUITY	464,071	643,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,959,459	$1,975,161

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
Three and Nine Months Ended March 31, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	Successor	Predecessor	Successor	Predecessor

REVENUE
Tipping Fee Revenue	$123,159	$94,517	$386,917	$340,663
Tire Repair Revenue	86,677	90,643	293,535	344,611
Used Tire Sales	24,900	29,650	105,300	129,235
Petrozene Sales	12,180	-	12,180	-
Scrap Material Sales	3,670	20,057	24,192	47,507
Total Revenue	250,586	234,867	822,124	862,016

COSTS OF REVENUE
Tipping Fee Operations	36,065	51,237	148,387	196,247
Tire Repair	37,679	37,522	114,606	118,496
Used Tire Sales	19,133	3,920	63,269	10,408
Tire Disposal	67,743	38,426	188,457	119,869
Total Cost of Revenue	160,620	131,105	514,719	445,020

GROSS PROFIT	89,966	103,762	307,405	416,996

OPERATING EXPENSES
Lease Operating Expenses	-	-	402	-
Joint Venture Start Up Costs	102,712	-	343,339	-
Selling	47,812	39,164	149,972	125,982
General and Administrative	767,310	65,695	1,487,005	232,885
Loss on Sales of Asset	2,111	-	2,111	-
Depreciation and Amortization	30,708	19,500	87,116	52,044
Total Operating Expense	950,653	124,359	2,069,945	410,911

INCOME (LOSS) FROM OPERATIONS	(860,687)	(20,597)	(1,762,540)	6,085

OTHER INCOME (EXPENSES)
Interest Expense, net	(32,877)	(2,093)	(99,636)	(8,248)
	(32,877)	(2,093)	(99,636)	(8,248)

NET INCOME(LOSS)	(893,564)	(22,690)	(1,862,176)	(2,163)

Loss Attributable to Non-Controlling Interest	32,704	-	104,994	-

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(860,860)	$(22,690)	$(1,757,182)	$(2,163)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.01)		(0.02)

Weighted average shares outstanding
Basic and diluted	89,730,210		85,803,177

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
Nine Months Ended March 31, 2016 and 2015

	March 31,	March 31,
	2016	2015
	Successor	Predecessor

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,862,176)	$(2,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	87,116	52,044
Shares Issued for Services	841,500	-
Loss on Sale of Asset	2,111	-
Changes in operating assets and liabilities
(Increase) Decrease in Accounts Receivable	(40,608)	40,893
(Increase) Decrease in Inventory	46,590	(7,557)
Decrease in Prepaid Expenses	(17,970)	(20,093)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	295,629	(28,835)
Net Cash Provided by (Used In) Operating Activities	(647,808)	34,289

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(10,947)	-
Net Cash Used in Investing Activities	(10,947)	-

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	425,000	-
Stock to be Issued	5,000	-
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	253,741	-
Proceeds from Borrowing	30,000	-
Repayment of Debt	(48,284)	(39,405)
Net Cash Provided by (Used In) Financing Activities	665,457	(39,405)

Net Increase in Cash	6,702	(5,116)

Cash at Beginning of the Period	38,372	30,465

Cash at the End of the Period	$45,074	$25,349

Cash Transactions
Total Amount of Interest Paid in Cash	$5,099	$8,248

Non Cash Financing and Investing Activities
Notes Payable for Purchase of Assets	$70,467	$-

Trade Payable Converted to Note Payable	$7,025	$-

Note Payable Assumed By Purchaser of Equipment	$12,109	$-

ARO Assumed By Purchaser in Exchange for
O&G Property	$14,470	$-

Shares Issued for O&G Interest	$20,000	$-

Expenses Paid Directly by Holders of Non-Controlling
Interest in FDEP	$142,625	$-

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with the Financial Statements and notes thereto included in the Company’s June 30, 2015 Form 10-K.

Predecessor Accounting:

On June 24, 2015 Freestone acquired 100% of the outstanding common stock of CTR. The operations of Freestone were insignificant in comparison to CTR, so the consolidated financial statements included for the three and nine months ended March 31, 2015 are presented under predecessor entity reporting wherein the prior historical information consists solely of CTR’s results of operations and cash flows. The consolidated balance sheets as of March 31, 2016 and June 30, 2015 and results of operations and cash flows for the quarter and nine months ended March 31, 2016 are presented under successor entity reporting.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INVENTORY

Inventory of the predecessor company is carried at lower of cost or market. At acquisition the Company’s inventory was revalued at fair market value as part of the purchase price allocation. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, and used tires for sale carried at the cost of repairs. As of March 31, 2016 and June 30, 2015 inventory consisted of:

	03/31/16	6/30/15
Crum Rubber for Processing	$11,129	$10,246
Used Tire for Resale	64,281	111,754
	$75,410	$122,000

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2016 and June 30, 2015 Property, Plant and Equipment was as follows:

	03/31/16	6/30/15
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	21,967	21,967
Automotive Equipment	78,100	78,100
Machinery and Equipment	564,545	499,860
Oil and gas properties used for research and development	—	22,067
	1,724,612	1,681,994
Less Accumulated Depreciation	93,574	16,654
	$1,631,038	$1,665,430

Depreciation expense was $30,708 and $19,500 for the three months ended March 31, 2016 (Successor) and March 31, 2015 (Predecessor), respectively. Depreciation expense was $87,116 and $52,044 for the nine months ended March 31, 2016 (Successor) and March 31, 2015 (Predecessor), respectively.

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

NOTE 5 – NOTES PAYABLE

At March 31, 2016 and June 30, 2015 Notes Payable were as follows:
	03/31/15	6/30/15
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile	$6,773	$9,989

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment	92,523	130,975

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing June, 2019. Interest only payable for the first year. Monthly payment of $34,991 beginning July, 2016. Secured by the common stock and assets of CTR	1,020,000	1,020,000

Note payable to bank bearing interest at 4.95% with monthly payments of $315 maturing August, 2019. The note is secured by equipment	11,872	—

Notes payable to bank bearing interest 3.95% with monthly payments of $489 maturing September, 2020. The notes is secured by equipment	24,135	—

Notes payable to bank bearing interest 4.78% with monthly payments of $309 maturing December, 2020. The notes is secured by equipment	15,735	—

Note payable to vendor bearing interest at 6.0% with monthly payments of $800 maturing August, 2016. The note is unsecured.	7,025	—

Line of Credit with bank for a maximum of $75,000 bearing interest at 6.5% due March, 2017. The note is secured by the Company’s accounts receivable.	30,000	—
	1,208,063	1,160,964

Less current maturities	(339,341)	(56,051)

	$868,722	$1,104,913

At March 31, 2016 future maturities of long term debt were as follows:

Year Ending March 31:
	2016	$339,341
	2017	379,561
	2018	375,180
	2019	108,355
	2020	5,626
		$1,208,063

NOTE 6 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2016 and June 30, 2015, there were 90,325,677 and 81,088,177 respectively, common shares outstanding. During the nine months ended March 31, 2016 the Company sold 4,437,500 shares for cash proceeds of $425,000.

On September 23, 2015 the Company issued shares of the Company’s common stock to certain directors, officers and consultants for services rendered to the Company. Clayton Carter, the Company’s Director and Chief Executive Officer, received 600,000 shares of the Company’s common stock, G. Don Edwards, the Company’s Director and Chief Investment Officer, received 600,000 shares of the Company’s common stock, and James Carroll, the Company’s Director and Chief Financial Officer received 50,000 shares of the Company’s common stock. The Company also issued 100,000 shares to consultants as consideration for services rendered to the Company. The stock was valued at $.19 per share based on the closing price on the date of award.

On September 14, 2015 the Company repurchased an 8.25% revenue interest in the Company’s Rogers Oil and Gas Lease for $20,000. The Company issued 200,000 shares of common stock at $.10 to satisfy the debt.

On January 6, 2016, the Company issued 100,000 shares of the Company’s common stock at $0.18 per share, restricted pursuant to Rule 144, to a consultant for the company and a related party to a Director of the Company, for representing Freestone on the Board of Members of FDEP and for consulting services rendered to the Company.

On January 6, 2016, the Company issued 150,000 shares of the Company’s common stock at $0.18 per share, restricted pursuant to Rule 144, to an accounting employee of the Company, for services rendered to the Company.

On January 7, 2016, 3,000,000 million shares of the Company’s common stock, restricted pursuant to Rule 144, were issued to Michael McGhan at a price of $0.18 per share per the terms and conditions of Mr. McGhan’s Employee Agreement. (See note 10 below)

Stock Warrants:

In connection with the sale of 5,000,000 shares of the Company’s common stock associated with the purchase of CTR during June 2015 the Company issued 5,000,000 warrants to purchase shares of common stock at 80% of the average closing bid and sale cost over the previous ten days at exercise date. The warrants vest immediately and have a one year term.

On July 30, 2015 the Company reached an agreement with the holders to cancel the 1,000,000 warrants outstanding which would have expired November 15, 2015.

NOTE 7 – THE ACQUISITION OF C.C. CRAWFORD RETREADING COMPANY, INC.

On June 24, 2015 the Company acquired 100% of the outstanding common stock of C.C. Crawford Retreading Co., Inc., a privately held company, for an aggregate price of $1,520,000. Terms of the purchase were $500,000 cash at closing and a note payable to the seller for $1,020,000. The cash down payment was paid direct to a seller by a third party from sale of stock proceeds. The Company estimated the fair value of assets acquired net of liabilities assumed to be $1,648,750 resulting in a bargain purchase gain of $128,750. See notes to the Company’s June 30, 2015 10-K for details of the purchase price allocation and pro forma financial statements.

Unaudited pro forma results of operations data for the three and nine months ended March 31, 2015 as if the Companies had been combined as of July 1, 2014, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However pro form results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.

	Three Months	Nine Months
	Ended	Ended
	03/31/15	03/31/15

Revenue	$234,078	$864,738

Net Income (Loss)	$(80,307)	$(195,781)

E.P.S	$(0.00)	$(0.00)

Weight Average Shares Outstanding	79,543,177	79,738,907

NOTE 8 – THE FORMATION OF FREESTONE DYNAMIS ENERGY PRODUCTS, LLC.

On June 24, 2015 the Company entered into an agreement with Dynamis in order to form Freestone Dynamis Energy Products, LLC. (“FDEP”), a Delaware limited liability company. Freestone determined to form FDEP with Dynamis based on their track record and experience in the waste-to-energy industry, and their ability to provide the necessary funding to fully integrate the production, marketing and sale of Petrozene™ to current and future customers. The terms of the agreements between the Company and Dynamis are as follows:

•	Freestone owns a 70% member interest in FDEP for licensing the rights to use Petrozene™ to FDEP; and

•	Dynamis owns a 30% member interest FDEP in exchange providing funding up to $5,000,000 to operate FDEP, and purchase a continuous-feed pyrolysis machine capable of producing a product that can be used to produce Petrozene™; and

•	FDEP will be leasing employees from CTR, and said employees will operate the machine. FDEP will reimburse CTR for the leased employees; and

•	FDEP has the right, but not the obligation to purchase CTR from Freestone through cash compensation to Freestone, the issuance of additional units in FDEP to Freestone or a combination of both cash and units in FDEP as mutually agreed upon by FDEP and Freestone; and

•	FDEP will lease a building from CTR in order to operate the specialized pyrolysis technology for payment of either the ad valorem taxes associated with the rented property or $1,000 per month depending on which amount is the greater of the two; and

•	Dynamis will receive 80% of the distributions from FDEP until they have reached a 25% initial rate of return on funds invested into FDEP. Once the 25% initial rate of return threshold is met all distributions from FDEP will be split according to the 70 / 30 member interest of FDEP owned by the Company and Dynamis.

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

During the nine months ended March 31, 2016, Dynamis paid $142,625 for certain engineering and general administrative costs on behalf of FDEP, which are shown on the Statement of Cash Flows as a non-cash financing activity. These payments were treated as capital contributions to the entity by Dynamis. Dynamis also made cash contributions totaling $253,741 to the entity during the nine months ended March 31, 2016.

At March 31, 2016 and June 30, 2015 the consolidated assets of Freestone included $16,727 and $0, respectively of cash which is only available to settle the liabilities of FDEP.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in Dallas, TX under a non-cancelable operating lease that expires in July 2017 and warehouse space in Ennis, TX under a one-year lease with a purchase option for $260,000.  Future minimum lease payments are as follows:

Year End June 30	Amount
2016	$ 11,562
2017	26,545
2018	1,884
Total	$ 39,991

Rent expense, included in general and administrative expenses, totaled approximately $11,562 and $30,744 for the three and nine months ended March 31, 2016 (Successor), respectively. The predecessor had no lease expense for the three and nine months ended March 31, 2015.

Freestone has royalty and commission agreements with certain consultants related to the sale of Petrozene™ for their work in the re-launch of the Petrozene™ product line.  These royalty and commission agreements range from 2.5% to 7.5% of the net income the Company receives from Petrozene™ sales, and the agreements also have special royalty provisions for certain customers that expire on April 14, 2016. Royalties paid during the three and nine months ended March 31, 2016 are $400 and $400 respectively.

On January 7, 2016 Michael McGhan and the Company entered into a two-year employment agreement (“Employment Agreement”). The terms of the Employment Agreement include an initial salary of $5,000 per month, which will increase to $10,000 per month after six months, as well as stock-based compensation in the amount of 3,000,000 shares of the Company’s restricted stock pursuant to Rule 144. Subject to Board approval, Mr. McGhan is eligible to receive warrants for up to 2,000,000 shares of the Company’s common stock (the “Warrants”). The Warrants are not issued on the date of the Employment Agreement. The Board is not required to issue the Warrants. If the Warrants are issued to Mr. McGhan during the term of his Employment Agreement, the terms and conditions of the Warrants will be determined by the Board on the date the Warrants are issued. Mr. McGhan will also be eligible to participate in the Company’s employee benefit plan that is generally available to all other employees at the Company.

NOTE 11 – RELATED PARTY TRANSACTIONS

One of the consultants has a royalty and commission agreement as discussed in Note 10 is a related party and the brother of a Director of the Company.

NOTE 12- SUBSEQUENT EVENTS

On April 1, 2016 the Company entered into a two-year employment agreement with the Company’s Controller and Director of Financial Reporting. Terms of the agreement are an initial salary of $5,250 per month increasing to $6,667 after six months as well as stock based compensation totaling 1,000,000 shares of the Company stock.

On April 12, 2016 the Company borrowed $50,000 from an employee of Freestone Resources, Inc. The Company signed a one year 6.5% note payable convertible by the note holder any time after six months into common stock of the Company at a rate of $.08 per share.

On April 19, 2016 the Company filed an 8-K under Item 4.01 A Change in Registrants Certifying Accountant wherein the Company reported the dismissal of MaloneBailey, LLP and engaged Heaton & Company, PLLC.

On May 3, 2016 the Company filed an 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers wherein the Company reported the resignation of James F. Carroll as Chief Financial Officer of the Company effective as of April 28, 2016

General

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

Results of Operations

The three and nine months ended March 31, 2016 (Successor) compared to the three and nine months ended March 31, 2015 (Predecessor)

Revenue – Revenue for the nine months ended March 31, 2016 (Successor) was $822,124 compared to $862,016 for the nine months ended March 31, 2015 (Predecessor) due primarily to a decrease in tire repair revenue. Our revenue for the three months ended March 31, 2016 (Successor) was $250,586, compared to $234,867 for the three months ended March 31, 2015 (Predecessor) due primarily to an increase in tire disposal revenue.

Cost of Revenues – Cost of revenue increased from $445,020 for the nine months ended March 31, 2015 (Predecessor) to $514,719 for the nine months ended March 31, 2016 (Successor). This was primarily a result of a $68,588 increase in disposal costs. Used tire cost increased by $52,861 due primarily to the adjustment of inventory to fair value at acquisition which resulted in a higher per tire cost for the tires sold during the period. Cost of revenue for the three months ended March 31, 2016 (Successor) was $160,620 compared to $131,105 for the three months ended March 31, 2015 (Predecessor). The increase was largely due to an increase in cost of used tires resulting from the adjustment of inventory to fair value and the increase cost of tire disposal operations.

Operating Expense – Total operating expenses for the nine months ended March 31, 2016 (Successor) were $2,069,945 compared to the operating cost for the nine months ended March 31, 2015 (Predecessor) of $410,911 The increase was due to the inclusion of Freestone resources and its related costs associated with being public company and the acquisition of CTR as well as startup cost of FDEP. Specific costs included $841,500 of shares issued for services, $180,554 of professional fees and $150,210 of payroll. The increase in depreciation expense was due to the write up of the acquired assets to fair value at acquisition. In addition, the Company incurred $343,339 in startup cost for its FDEP operations. Operating expenses for the three months ended March 31, 2016 (Successor) were $950,653 compared to $124,359 for the three months ended March 31, 2015 (Predecessor). The increase was due to $111,239 of startup cost for FDEP, as well as the inclusion of Freestone Resources and its cost of operating as a public company. The largest Freestone cost was stock issued for services of $585,000.

Other Income and Expenses – Other income and expense for the nine months ended March 31, 2016 (Successor) consisted of $99,636 of interest expense compared to other income and expense for the nine months ended March 31, 2015 (Predecessor) consisting of $8,248 of interest expense. For the three months ended March 31, 2016 (Successor) other expenses consisted of $32,877 of interest expense compared to $2,093 for the three months ended March 31, 2015 (Predecessor). The increase in interest expense was due to the debt taken on to finance the purchase of CTR and additional debt within CTR to fund new equipment purchases.

Net Income (Loss)

Net loss for the nine months ended March 31, 2016 (Successor) was $1,757,182 compared to net income of $860,860 for the nine months ended March 31, 2015 (Predecessor).   The loss was due to the expenses of Freestone as detailed above. CTR’s net income for the nine months ended March 31, 2015 was $142,500 compared to net loss of $2,163 for the nine months ended March 31, 2015. Net loss for the three months ended March 31, 2016 (Successor) was $860,860 compared to $22,690 for the three months ended March 31, 2015 (Predecessor). Increase was due to the addition of Freestone and FDEP as detailed above.

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

Net cash used in operations was $647,808 for the nine months ended March 31, 2016 (Successor) compared to net cash provided by operations of $34,289 for the nine months ended March 31, 2015 (Predecessor). The change was due to the increase costs from the addition of Freestone’s operations to the predecessor financials. The cash used in operations was offset by $425,000 proceeds from the sale of Freestone common stock.

Employees

As of March 31, 2016 CTR had 16 full time employees. Freestone has five employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2016, our Chief Executive and Chief Financial Officer as of March 31, 2016 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

By /s/ Michael McGhan

Michael McGhan, CEO

Date: May 11, 2016

