Form 10-K
period 2016-06-30
FREESTONE RESOURCES, INC.
filed 2016-10-13
CIK 1089319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☑ No☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2015: $10,276,044

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of September 30, 2016, the Registrant had 91,238,177 shares of common stock outstanding.

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

On September 6, 2016 CTR received a Notice of Enforcement for Compliance Evaluation Investigation from the TCEQ informing them of potential violations related to its processing permit. On September 6, 2016 FDEP also received a Notice of Enforcement for Compliance Evaluation Investigation informing them of potential violations relating to waste disposal and its permit for pyrolysis process.

CTR’s potential violations related to tires stored in excess of the numbers permitted and noncompliance with fire regulations. CTR has submitted a plan to reduce the number of tires and bring the facility into full compliance with all fire regulations within nine months.

FDEP’s potential violations regarded failure to properly classify, track and dispose of hazards waste as well as operating a pyrolysis machine without a separate permit from CTR. FDEP cured the potential hazards waste issue and submitted documentation of such to the TCEQ. FDEP has applied for a separate permit for its pyrolysis operation and is awaiting approval from the TCEQ.

In conjunction with the plan submitted to the TCEQ to bring the tire storage facility into compliance CTR has increased its environmental and tire disposal accrual by approximately $368,000. (See financial statement Note 7).

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently quoted on the OTCQB under the symbol “FSNR.”

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2016 and 2015.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2016	High	Low
First Quarter	$0.23	$0.18
Second Quarter	$0.20	$0.10
Third Quarter	$0.18	$0.09
Fourth Quarter	$0.13	$0.04

Fiscal 2015	High	Low
First Quarter	$0. 29	$0. 10
Second Quarter	$0. 25	$0. 14
Third Quarter	$0. 20	$0. 08
Fourth Quarter	$0. 17	$0. 05

Shareholders

As of June 30, 2016, there were approximately 256 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

Freestone has not paid cash dividends on any class of common equity since formation and Freestone does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

As of June 30, 2016 the Company had no outstanding stock warrants.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to report selected financial data disclosures as required by item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At present, Freestone’s management is focused on the development and vertical integration of the Petrozene™ product line. Freestone continues to look for various solvents, chemicals, and technologies that might fit into Freestone’s petro-chemical line, and continues to seek opportunities in the oil and gas water industry.

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

Stock Based Compensation

Pursuant to Accounting Standards Codification (“ASC”) 505, the guidelines for recording stock issued for services require the fair value of the shares granted be based on the fair value of the services received or the publicly traded share price of the Company’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable.  This position has been further clarified by the issuance of ASC 820. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Accordingly, the Company elected the application of these guidelines.  Freestone has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

Results of Operations for the Year ended June 30, 2016 (Successor) Compared to the Period from July 1, 2014 to June 24, 2015 (Predecessor).

Revenues

Revenues for the year ended June 30, 2016 (Successor) and the period from July 1, 2014 to June 24, 2015 (Predecessor) and were $1,098,926 and $1,115,020, respectively. The decrease was primarily due to a decrease in used tire sales and tire repair revenue. Tire disposal revenue increased by 19% over the previous year.

Cost of Goods and Gross Profit

The Company’s gross margin dropped from 48% to 1.7%. This is primarily due to a $368,000 accrual to tire disposal expense for the cost of bringing CTR in compliance with TCEQ regulations as discussed above. The Company had previously anticipated using all the tire stock in the FDEP pyrolysis operation. Without the accrual the Company’s gross margin decreased to 35% largely due to the increased value of the used tires sold resulting from the purchases price allocation to inventory at Freestone’s acquisition of CTR.

Operating Expense

Total operating expenses the year ended June 30, 2016 (Successor) and the period from July 1, 2014 to June 24, 2015 (Predecessor) were $2,388,255 and $544,950, respectively. The increase is largely due to the inclusion of Freestone Resources and FDEP in the consolidated operations for the year ended June 30, 2016 as opposed to the stand alone expenses of CTR for the predecessor period. Freestone’s general and administrative expenses totaled $1,382,734 including $852,750 of stock based compensation, $212,476 of payroll and benefits and $192,744 of professional fees. The majority of the professional and payroll expenses were to support the SEC reporting requirements of being a public company. FDEP incurred $480,287 of startup costs. Depreciation increased from $60,652 to $118,978 primarily due to the increased basis of assets due to the purchase price allocation upon Freestone’s acquisition of CTR. Selling costs increased from $154,842 to $199,274.

Other income and expense for the year ended June 30, 2016 (Successor) and the period from July 1, 2014 to June 24, 2015 (Predecessor) consisted of interest expense of $134,271 and $10,530 respectively. The increase was due to the addition of the note payable for the purchase of CTR as well as financing of capital expenditures.

Net (Loss) Income

Net loss for and the year ended June 30, 2016 (Successor) was $2,378,174 compared to the net loss for the period from July 1, 2014 to June 24, 2015 (Predecessor) of $20,537. The increase was primarily due to the inclusion of Freestone and the cost of running a public company and FDEP and its startup costs as detailed above.

Liquidity and Capital Resources

The Company has little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

Cash decreased by $8,581 from $38,372 at June 30, 2015 (Predecessor) to $29,791 at June 30, 2016 (Successor).

Net cash used by operating activities was $799,397 for the year ended June 30, 2016 (Successor), compared to net cash provided by operating activities of $40,337 for the period from July 1, 2014 to June 24, 2015 (Predecessor). The difference was funding of the operations of Freestone and startup cost of FDEP.

Employees

As of June 30, 2016 CTR had 17 full-time employees including 4 leased to FDEP. Freestone’s only employees are its three officers.

Need for Additional Financing

The Company is uncertain of its ability to generate sufficient liquidity from its operations so the need for additional funding may be necessary.  The Company may sell stock and/or issue additional debt to raise capital to accelerate our growth.

Going Concern Uncertainties

The accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of this annual report, there is doubt regarding the Company’s ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc. and Subsidiaries, together with the Reports of Independent Registered Public Accounting Firm of Heaton & Company, PLLC for the year ended June 30, 2016 and Malone Bailey, LLP for the year ended June 30, 2015, appear on pages 17 through 34 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2016.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework) at June 30, 2016. Based on its evaluation, our management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons serve as directors and officers of Freestone Resources, Inc.:

Michael McGhan, Chief Executive Officer and President

Paul E. Babb, Chief Financial Officer

Don Edwards, Chief Investment Officer

Michael McGhan, age 61, has extensive experience with operations, sales and management that will be extremely beneficial to Freestone, and the development of the Company’s petrochemical product line. From 1991 to August 2002, Mr. McGhan was a co-founder, President and Chief Executive Officer of Hanover Compressor Co. (now Exterran Holdings, Inc.). Hanover became the largest natural gas compression company in the world with approximately 7,000 compression rental units in the field, and annual revenues over $1.1 billion. In August 2004, Mr. McGhan along with his partners co-founded Valerus Compression Services LLP. Mr. McGhan served as co-CEO and ultimately Vice-Chairman of the company until December 2009. Mr. McGhan and his partners built Valerus into one of the world's leading providers of natural gas treatment and compression equipment and services to the global oil and gas industry.

Paul E. Babb, age 59 is a CPA and served as the Company’s Controller and Director of Financial Reporting since July, 2015 until his appointment as C.F.O. He received his B.S. and M.S. degrees in accounting from Oklahoma State University. He has over thirty years of financial reporting experience in both industry and public accounting. Prior to his employment with Freestone Mr. Babb worked as a consultant for the Thomas Edwards Group as an audit manager for The Hall Group CPAs. His previous experience included ten years as controller for Mapsco, Inc.

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

Governance, Compensation and Nominating Committee

We do not have a standing governance, compensation and nominating committee of the Board of Directors. Management has determined not to establish governance, compensation and nominating committees at present because of our limited resources and limited operations do not warrant such a committee or the expense of doing so.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2016 and 2015 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Investment Officer (CIO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Michael McGhan,	2016	29,125	0	540,000	0	0	0	0	569,125
CEO	2015	0	0	0	0	0	0	0	0
Clayton Carter,	2016	50,083	0	114,000	0	0	0	0	164,083
CEO (former)	2015	56,260	0	0	0	0	0	0	56,260
Don Edwards,	2016	39,500	0	114,000	0	0	0	0	153,500
CIO	2015	30,500	0	0	0	0	0	0	30,500
Paul Babb, CFO	2016	78,672	0	38,250	0	0	0	0	116,922
	2015	0	0	0	0	0	0	0	0
James Carroll, CFO	2016	0	0	9,500	0	0	0	0	9,500
(former)	2015	0	0	0	0	0	0	0	0

Employment Agreements

On January 7, 2016 Michael McGhan and the Company entered into a two-year employment agreement (“Employment Agreement”). The terms of the Employment Agreement include an initial salary of $5,000 per month, which will increase to $10,000 per month after six months, as well as stock-based compensation in the amount of 3,000,000 shares of the Company’s restricted stock pursuant to Rule 144. Subject to Board approval, Mr. McGhan is eligible to receive warrants for up to 2,000,000 shares of the Company’s common stock (the “Warrants”). The Warrants were not issued on the date of the Employment Agreement. The Board is not required to issue the Warrants. If the Warrants are issued to Mr. McGhan during the term of his Employment Agreement, the terms and conditions of the Warrants will be determined by the Board on the date the Warrants are issued. Mr. McGhan will also be eligible to participate in the Company’s employee benefit plan that is generally available to all other employees at the Company.

On April 1, 2016 Paul Babb and the Company entered into a two-year employment agreement (“Employment Agreement”) to serve as Controller and Director of SEC reporting. The terms of the Employment Agreement include an initial salary of $5,250 per month, which will increase to $6,667 per month after six months, as well as stock-based compensation in the amount of 1,000,000 shares of the Company’s restricted stock pursuant to Rule 144 to be issued over the life of the contract. On May 31, 2016 Mr. Babb was appointed C.F.O.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED SHAREHOLDER MATTERS

As of June 30, 2016 the following persons are known to Freestone to own 5% or more of Freestone's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned*	Percent of Class

Michael McGhan, President, CEO and Director	6,000,000	6.62%

Paul E. Babb, Chief Financial Officer and Director	607,275	0.67%

Don Edwards, Chief Investment Officer and Director	6,500,000	7.17%

Clayton Carter, Beneficial Owner	7,605,000	8.39%

Gerald M. Johnston, Beneficial Owner	12,904,167	14.24%

Directors and Officers as a Group

325 N. St. Paul St.

Suite 1350

Dallas, TX 75201

Gerald M. Johnston

2821 Alliance Place

Suite 1

Springdale, AR 72764

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 12, 2015 Paul Babb loaned the company $50,000 under a note due April 12, 2016 bearing interest at 6.5%. The note is convertible into common stock at $.08 per share upon maturity. Mr. Babb became the Company’s CFO and a member of the board on May 31, 2016.

Due to our limited resources, the Company does not have any independent directors serving on the board of directors.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the our annual financial statements and review of the financial statements included in our Form 10-K and Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2016 and 2015 were $82,800 and $25,610, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.     EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm for the year Ended June 30, 2016

Report of Independent Registered Public Accounting Firm for the year Ended June 30, 2015

Consolidated Balance Sheets

Consolidated Statements of Operations

Statement of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

 (b)  Freestone filed the following Exhibits in the year ended June 30, 2016:

On January 7, 2016 Freestone filed an 8-K to report the resignation of its President and Chief Executive Office and the appointment of a new President and Chief Executive Officer.

(incorporated by reference to the Form 8-K filed on January 7, 2016)

On April 19, 2016 Freestone filed an 8-K to report the Change in Registrant’s Certifying Accountant (incorporated by reference to the Form 8-K filed on April 19, 2016)

On April 28, 2016 Freestone filed an 8-K to report the registration of its Chief Financial Officer (incorporated by reference to the Form 8-K filed on April 28, 2016)

On June 2, 2016 Freestone filed an 8-K to report three board members and the appointment of two new board members and a Chief Financial Officer (incorporated by reference to the Form 8-K filed on June 2, 2016)

(c)  Exhibits

31	Certification

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freestone Resources, Inc.

Dated: October 13, 2016	By:	/s/ Michael McGhan
Michael McGhan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Michael McGhan	President, Chief Executive Officer and Director	October 13, 2016
Michael McGhan

By: /s/ Paul E. Babb	Chief Financial Officer, Director	October 13, 2016
Paul E. Babb

By: /s/ Don Edwards	Chief Investment Officer, Director	October 13, 2016
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Freestone Resources, Inc.

We have audited the accompanying consolidated balance sheet of Freestone Resources, Inc. (the “Company”) as of June 30, 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. as of June 30, 2016, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has not generated sufficient cash flows to fund its business operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Heaton & Company, PLLC

Farmington, Utah

October 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Freestone Resources, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Freestone Resources, Inc. and its subsidiaries (collectively the “Company”, or “Successor”) as of June 30, 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from June 25, 2015 through June 30, 2015. We have also audited the statements of operations, changes in stockholders’ equity, and cash flows of C. C. Crawford Retreading Co., Inc. (the “Predecessor”) for the period from July 1, 2014 through June 24, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. and its subsidiaries as of June 30, 2015 and the results of their operations and their cash flows for the period from June 25, 2015 through June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, results of operations and cash flows of C. C. Crawford Retreading Co., Inc. for the period from July 1, 2014 through June 24, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 6, 2015

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	June 30,
	2016	2015
	Successor	Successor

ASSETS

Current Assets
Cash	$29,791	$38,372
Accounts receivable, net of allowance for doubtful account of
$4,000 and $0	141,134	98,208
Inventory	69,570	122,000
Prepaid and Other Assets	43,497	51,151
Total Current Assets	283,992	309,731

Property, plant and equipment, net of accumulated depreciation of
$125,436 and $16,564	1,641,661	1,665,430

TOTAL ASSETS	$1,925,653	$1,975,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$86,661	$51,269
Accrued liabilities	205,382	72,777
Environmental liability	400,000	32,000
Current portion of capital lease obligation	11,419	—
Current portion of long-term debt	1,212,261	56,051
Total Current Liabilities	1,915,723	212,097

Asset Retirement Obligation	—	14,470
Capital lease obligation, less current portion	37,523	—
Long-term debt, less current portion	50,279	1,104,913

TOTAL LIABILITIES	2,003,525	1,331,480

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
90,613,177 and 81,088,177 shares issued and outstanding	90,613	81,088
Additional paid in capital	20,786,503	19,488,278
Accumulated deficit	(21,304,159)	(18,925,985)
	(427,043)	643,381
Non-Controlling Interest	349,171	300
	(77,872)	643,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,925,653	$1,975,161

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	June 25, 2015	July 1, 2014
	June 30,	to June 30,	to June 24,
	2016	2015	2015
	Successor (A)	Successor (A)	Predecessor (A)

REVENUE
Tipping Fee Revenue	$552,115	$-	$463,537
Tire Repair Revenue	370,298	-	432,039
Used Tire Sales	137,900	-	161,445
Oil & Gas Revenue	12,180
Scrap Material Sales	26,433	-	57,999
Total Revenue	1,098,926	-	1,115,020

COSTS OF REVENUE
Tipping Fee Operations	205,799	-	255,345
Tire Repair and Sales	237,160	-	163,011
Tire Disposal	637,730	-	161,721
Total Cost of Revenue	1,080,689	-	580,077

GROSS PROFIT	18,237	-	534,943
	1.7%		48.0%
OPERATING EXPENSES
Start Up Costs	418,287		-
Selling	199,274	-	154,842
General and Administrative	1,649,605	-	329,456
Depreciation and Amortization	118,978		60,652
Loss on Sale of Assets	2,111	-	-
Total Operating Expense	2,388,255	-	544,950

INCOME (LOSS) FROM OPERATIONS	(2,370,018)	-	(10,007)

OTHER INCOME (EXPENSES)
Bargain Purchase Gain	-	128,750	-
Interest Expense, net	(134,271)		(10,530)
	(134,271)	128,750	(10,530)

INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(2,504,289)	128,750	(20,537)

Loss Attributable to Non-Controlling Interest	126,115	-	-

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(2,378,174)	$128,750	$(20,537)

Basic and diluted income (loss) per share
Net income (loss) per share	$(0.03)	0.00

Weighted average shares outstanding	86,963,484	81,088,177
Basic and diluted

(A) The acquisition of C.C. Crawford Retreading Co., Inc. by Freestone Resources Inc. closed on June 24, 2015.
(See Note 3 to the consolidated financial Statements)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity

						Non
	Common Stock		Paid-In	Accumulated		Controlling
	Shares	Amount	Capital	Deficit		Interest	Totals
Predecessor

Balance, June 30, 2014	100,000	$1,000,000	$(557,816)	$(413,977)	$		$28,207

Net Loss				(20,537)			(20,537)

Balance, June 24, 2015 (A)	100,000	$1,000,000	$(557,816)	$(434,514)		$-	$7,670

						Non
	Common Stock		Paid-In	Accumulated		Controlling
	Shares	Amount	Capital	Deficit		Interest	Totals
Successor (A)
Balance, June 25, 2015	76,088,177	$76,088	$18,993,278	$(19,054,735)		$-	$14,631
Common Stock Issued
to fund CTR Downpayment	5,000,000	5,000	495,000				500,000

Sale of Membership Interest						300	300

Bargain Purchase Gain				128,750			128,750

Balance, June 30, 2015	81,088,177	$81,088	$19,488,278	$(18,925,985)		$300	$643,681

Common Stock Issued for Cash	4,600,000	4,600	430,400				435,000

Common Stock Issued for Services	4,725,000	4,725	848,025				852,750

Common Stock Issued for O&S Interest	200,000	200	19,800				20,000

Members Contributions to LLC						474,986	474,986

Net Loss				(2,378,174)			(2,378,174)

Loss Attributable to Non-Controlling Interest						(126,115)	(126,115)

Balance, June 30, 2016	90,613,177	$90,613	$20,786,503	$(21,304,159)		$349,171	$(77,872)

(A) The acquisition of C.C. Crawford Retreading Co., Inc. by Freestone Resources Inc. closed on June 24, 2015.
(See Note 3 to the consolidated financial Statements)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow

		Year Ended		July 1, 2014		July 1, 2014
		June 30,		to June 24,		to June 24,
		2016		2015		2015
		Successor (A)		Successor (A)		Predecessor (A)

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)		$(2,504,289)		$128,750		$(20,537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation		118,978		-		60,652
Loss on Disposal of Assets		2,111		-		-
Bargain Purchase Gain		-		(128,750)		-
Stock Issued for Services		852,750		-		-
Changes in operating assets and liabilities
Decrease in Accounts Receivable		(42,626)		-		25,981
Decrease in Inventory		52,430		-		1,968
Increase in Prepaid Expenses		7,654		-		(527)
Increase (Decrease) in Accounts Payable and Accrued Liabilities		713,595		-		27,800
Decrease in Accrued Bonus Payable		-		-		(55,000)
Net Cash Provided by Operating Activities		(799,397)		-		40,337

CASH FLOW FROM INVESTING ACTIVITIES
Cash received in CTR Acquisition		-		18,225
Purchase of Fixed Assets		(19,419)
Cash Contributed to LLC by non-controlling member		324,113		-		-
Net Cash Used in Investing Activities		304,694		18,225		-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of stock		435,000
Proceeds from borrowing		120,000
Repayment of Debt		(68,878)		-		(52,577)
Net Cash Used In Financing Activities		486,122		-		(52,577)

Net Decrease in Cash		(8,581)		18,225		(12,240)

Cash at Beginning of the Period		38,372		20,147		30,465

Cash at the End of the Period		$29,791		$38,372		$18,225

Cash Transactions
Total Amount of Interest Paid in Cash		$10,613		$-		$10,802

Total Income Taxes Paid in Cash		$-		$-		$-

Non Cash financing and Investing Activities
Note Payable for Fixed Assets		$123,899		$-		$-

Note assumed by Buyer in Sale of Vehicle		$12,109	$		$

Note Payable for Acquisition of CTR	$			$1,020,000		$-

Stock Issued to fund down payment of
CTR Purchase	$			$500,000		$-

(A) The acquisition of C.C. Crawford Retreading Co., Inc. by Freestone Resources Inc. closed on June 24, 2015.
(See Note 3 to the consolidated financial Statements)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries

Notes to Financial Statements

June 30, 2016 and 2015

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

Predecessor Accounting:

On June 24, 2015 Freestone acquired 100% of the outstanding common stock of CTR. The results of operations and cash flows from June 24, 2015 (the date of acquisition) through June 30, 2015 are considered immaterial. The allocation of the purchase price and the estimated fair value of the assets acquired and liabilities assumed are presented as of that date. (See Note 3) The operations of Freestone were insignificant in comparison to CTR, so the consolidated financial statements included herein for the period from July 1, 2014 to June 24, 2015 are presented under predecessor entity reporting wherein the prior historical information consists solely of CTR’s balance sheet and results of operations and cash flows. The consolidated financial statements as of June 30, 2015 and for the period from June 25, 2015 through June 30, 2015 are presented under successor entity reporting. Because the results of operations and cash flows from June 24, 2015 (the date of acquisition) through June 30, 2015 are immaterial, they have been included in the predecessor period for reporting purposes. Accordingly, only transactions directly associated with the purchase of CTR are included in the successor period.

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

Cash:

Cash and cash equivalents include cash in banks and short-term investments with original maturities of three months or less. The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non-interest bearing transaction accounts of up to $250,000.  At June 30, 2016, none of the Company’s cash was in excess of federally insured limits.

Revenue Recognition:

CTR recognizes revenue from the sale of products in accordance with ASC 605.  Revenue will be recognized only when all of the following criteria have been met:

• Persuasive evidence of an arrangement exists; and
• Ownership and all risks of loss have been transferred to buyer, which is generally upon delivery; and
• The price is fixed and determinable; and
• Collectability is reasonably assured.

The three main sources of revenue are recognized as follows:

•	Revenues associated with tire disposals are recognized upon receipt of the tire by CTR; and

•	Revenues associated with tire repairs are invoiced and recognized upon completion of repair and receipt of the tire by the customer; and

•	Revenue associated with used tires and scrap sales are recognized upon delivery of the product to the customer.
•	Revenue associated with sales of Petrozene is recognize upon delivery to the customer.

Accounts Receivable:

Accounts Receivable consists of accrued OTR tire repair, disposal, recycling and used tire sales receivables due from customers and are unsecured. The receivables are generally unsecured and such amounts are generally due within 30 to 45 days after the date of the invoice.  Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.   CTR’s policy is generally not to charge interest on receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. CTR’s allowance for doubtful accounts was $4,000 and $0 as of June 30, 2016 and 2015, respectively.

Shipping and Handling Costs

The Company’s includes shipping and handlings cost as part of cost of goods sold.

Inventory:

Inventory of the Company is carried at lower of cost or market. At acquisition the Company’s inventory was revalued at fair market value as part of the purchase price allocation. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, and used tires for sale carried at the cost of repairs. As of June 30, 2016 and June 30, 2015 inventory consisted of:

	2016 Successor	2015 Successor
Crum Rubber for Processing	$8,087	$10,246
Used Tire for Resale	49,945	111,754
Tire Oil	11,538	-
	$69,570	$122,000

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

Asset Retirement Obligation:

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. For Freestone Resources, asset retirement obligations primarily relate to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties. The settlement date fair value is discounted at Freestone’s credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to the ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, Freestone Resources is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in the ARO.   During 2016 and 2015, the Company recognized no accretion expense, as the properties were written down to salvage value as of June 30, 2009.

The amounts recognized for the ARO are based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk-free interest rate.

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

Reclassifications

Certain accounts in the prior year financial statements have been reclassified to conform with current year presentation.

NOTE 3 - ACQUISITION OF C.C. CRAWFORD RETREADING CO., INC.

On June 24, 2015 the Company acquired 100% of the outstanding common stock of C.C. Crawford Retreading Co., Inc., a privately held company, for an aggregate price of $1,520,000. Terms of the purchase were $500,000 cash at closing and a note payable to the seller for $1,020,000. The cash down payment was paid direct to a seller by a third party from sale of stock proceeds as discussed in Note 11. The Company estimated the fair value of assets acquired net of liabilities assumed to be $1,648,750 resulting in a bargain purchase gain of $128,750. The operations of Freestone were insignificant in comparison to CTR, so the consolidated financial statements included herein for the period from July 1, 2014 to June 24, 2015 are presented under predecessor entity reporting wherein the prior historical information consists solely of CTR’s balance sheet and results of operations and cash flows. The consolidated financial statements as of June 30, 2016 and June 30, 2015 and for the period from June 25, 2015 through June 30, 2015 are presented under successor entity reporting. Because the results of operations and cash flows from June 24, 2015 (the date of acquisition) through June 30, 2015 are immaterial, they have been included in the predecessor period for reporting purposes. Accordingly, only transactions directly associated with the purchase of CTR are included in the successor period.

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

Unaudited pro forma results of operations data for the fiscal year ending June 30, 2015 as if the companies had been combined as of July 1, 2014, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However pro form results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.

FREESTONE RESOURCES, INC.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended 6/30/2015

REVENUE
Tipping Fee Revenue	$463,537
Tire Repair Revenue	432,039
Used Tire Sales	161,445
Oil & Gas Revenue	2,723
Scrap Material Sales	57,999
Total Revenue	1,117,743

COSTS OF REVENUE
Tipping Fee Operations	255,345
Tire Repair and Sales	163,011
Tire Disposal	161,721
Cost of Petrozine	—
Total Cost of Revenue	580,077

GROSS PROFIT	537,666

OPERATING EXPENSES
Lease Operating Cost	33,563
Loss on Equity Method Investment
Impairment of Equity method Investment
Impairment of Oil and Gas Investment
Selling	154,842
General and Administrative	590,060
Depreciation and Amortization	60,652
Gain on Sale of Asset	(1,064)
Total Operating Expense	838,053

INCOME (LOSS) FROM OPERATIONS	(300,387)

OTHER EXPENSES
Interest Expense, net	(10,530)
(10,530)

INCOME (LOSS) BEFORE TAXES	(310,917)

PROVISION FOR INCOME TAXES	—

NET INCOME(LOSS)	$(310,917)

NOTE 4 - FORMATION OF FREESTONE DYNAMIS ENERGY PRODUCTS, LLC.

On June 24, 2015 the Company entered into an agreement with Dynamis in order to form the joint venture FDEP, a Delaware limited liability company. Freestone determined to enter into a joint venture with Dynamis based on their track record and experience in the waste-to-energy industry, and their ability to provide the necessary funding to fully integrate the production, marketing and sale of Petrozene™ to current and future customers. The terms of the joint venture between the Company and Dynamis are as follows:

•	Freestone owns a 70% member interest in FDEP for licensing the rights to use Petrozene™ to FDEP; and

•	Dynamis owns a 30% member interest in FDEP in exchange for providing funding up to $5,000,000 to operate the joint venture, and purchase a continuous-feed pyrolysis machine capable of producing a product that can be used to produce Petrozene™; and

•	FDEP will be leasing employees from CTR, and said employees will operate the machine. FDEP will reimburse CTR for the leased employees; and

•	FDEP has the right, but not the obligation to purchase CTR from Freestone through cash compensation to Freestone, the issuance of additional units in FDEP to Freestone or a combination of both cash and units in FDEP as mutually agreed upon by FDEP and Freestone; and

•	FDEP will lease a building from CTR in order to operate the specialized pyrolysis technology for payment of either the ad valorem taxes associated with the rented property or $1,000 per month depending on which amount is the greater of the two; and

•	Dynamis will receive 80% of the distributions from FDEP until they have reached a 25% initial rate of return on funds invested into the joint venture. Once the 25% initial rate of return threshold is met all distributions from FDEP will be split according to the 70 / 30 member interest of FDEP owned by the Company and Dynamis.

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

During the year ended June 30, 2016, Dynamis paid $150,873 for certain engineering and general administrative costs on behalf of FDEP, which are shown on the Statement of Cash Flows as a non-cash financing activity. These payments were treated as capital contributions to the entity by Dynamis. Dynamis also made cash contributions totaling $324,113 to the entity during the year ended June 30, 2016

NOTE 5 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At June 30, 2016 and 2015 three customers made up 77% and two customers made up 53% of the Company’s outstanding accounts receivable balance, respectively. For the years ending June 30, 2016 and 2015 two customers and one customer accounted for 60% and 49% of the Company’s net revenue, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2016 and 2015 Property, Plant and Equipment was as follows:

	2016 Successor	2015 Successor
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	21,967	21,967
Automotive Equipment	120,585	78,100
Machinery and Equipment	505,878	499,860
Capital Lease Assets	56,738	-
Oil and gas properties used for research and development	-	22,067
	1,767,097	1,681,994
Less Accumulated Depreciation	125,436	16,564
	$1,641,0661	$1,665,430

For the year ended June 30, 2016 (Sucessor) and the period from July 1, 2014 through June 24, 2015 (Predecessor) depreciation expense was $118,978 and $60,652, respectively.  There was no depreciation expense during the Successor of June 25, 2015 to June 30, 2015.

NOTE 7 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. CTR had recorded liabilities totaling $320,000 at June 30, 2014 (Predecessor) for estimated costs related to dispose of all tires at its Ennis, Texas facility. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. Upon acquisition of CTR by Freestone the liability was reduced to $32,000 (Successor) as part of the purchase price allocation, and the revaluation of assets and liability to fair market value. The reduction was due to the formation of FDEP. CTR plans to convert the majority of the tires into crum rubber, and sell it to FDEP as a feedstock for its specialized pyrolysis operations. The remaining $32,000 was an estimate of cost of disposing of the tires that are not acceptable for use as feedstock. At June 30, 2016, CTR increased its liability to $400,000 representing the estimated disposal fees on the revised estimate of tires on hand. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year and to date FDEP has not been able to demonstrate the capacity to use the number of tires on hand so the liability is consider short-term.

NOTE 8 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and accumulated amortization of $8,861 are included in property, plant and equipment on the balance sheet at June 30, 2016. For the year ended June 30, 2016 amortization expense was $8,861.

At June 30, 2016 and 2015 capital lease obligations were as follows:
		2016 Successor	2015 Successor
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$11,069	$--
Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		14,969	--
Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		22,904	--
		48,942	--

Less current maturities		(11,419)	--

		$37,523	$--

At June 30, 2017 future maturities of capital lease obligations were as follows:

Year Ending June 30:
	2017	$11,419
	2018	$11,939
	2019	$12,484
	2020	$9,839
	2021	$3,261
		$48,942

NOTE 9 – NOTES PAYABLE

At June 30, 2016 and 2015 notes payable were as follows:
		2016 Successor	2015 Successor
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile		$5,676	$9,989

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment		79,293	130,975
Note payable to bank bearing interest at 6.5% with monthly payment of $809 maturing April, 2020. The note is secured by a Truck.		32,853	--
Note payable to vendor bearing interest at 6.0% with monthly payment of $800 maturing December, 2016. The note is unsecured.		4,718	--
Note payable to officer bearing interest at 6.5% due April, 2017. The note is convertible into common stock at $.08 a share at maturity. The note is unsecured.		50,000	--
Line of credit with Bank maximum of $75,000 bearing interest at 6.5% due March, 2017. The line is secured by accounts receivable.		70,000	--

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing March, 2017. Interest only payable for the first year. Interest and principal due March, 2017. Secured by the common stock and assets of CTR		1,020,000	1,020,000
		1,262,540	1,160,964

Less current maturities		(1,212,261)	(56,051)

		$50,279	$1,104,913

At June 30, 2016 future maturities of long term debt were as follows:

Year Ending June 30:
	2017	$1,212,261
	2018	$33,549
	2019	$8,881
	2020	$7,849
		$1,262,540

NOTE 10 – ASSET RETIREMENT OBLIGATIONS

Freestone’s asset retirement obligations (“ARO”) represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the years ending June 30, 2016 and 2015, Freestone Resources recognized no accretion expense.  CTR did not have an asset retirement obligation.

The following table presents the changes in the asset retirement obligations as of and for the period from June 25, 2015 through June 30, 2015 (Successor):

	2016 (Successor)	2015 (Successor)
Asset retirement obligations beginning period	$14,470	$14,470
Accretion expense	0	0
Assumed by Buyer of Property	(14,470)	0
Asset retirement obligations, end of period	$--	$14,470

NOTE 11 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2016 and 2015 there were 90,613,177 and 81,088,177 common shares outstanding, respectively.

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

Stock Warrant:

As of June 30, 2015 there were 1,000,000 warrants outstanding allowing the holder to purchase one share of common stock each for 80% of the closing price at the exercise date. These warrants expired November 15, 2015.

On June 24, 2015 in connection with the sale of 5,000,000 shares of the company common stock associated with the purchase of CTR the Company issued 5,000,000 warrants to purchase shares of common stock at 80% of the average closing bid and sale cost over the previous ten days at exercise date. The warrants vested immediately and had a one year term.

As of June 30, 2016 there were no stock warrants outstanding.

NOTE 12 – INCOME TAXES

The Company files a consolidate Federal Income Tax Return. As of June 30, 2016 the Company has a NOL carryforward of approximately $4,400,000. Under IRC Code Sec 382 use of NOL carryforwards may be limited due to CTR acquisition by Freestone.

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740, Income Taxes, to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, non-deductible stock for services and environmental reserves based on the income taxes expected to be payable in future years. Deferred tax benefits related to the NOL carryforward of approximated $1,500,000 are fully reserved.

FDEP has a calendar tax year and files a separate Form 1065 partnership return with income and loss being allocated based on distributions and contributions under the partnership agreement. Freestone share of the year ended December 31, 2016 loss is included in the consolidated June 30, 2016 return.

The Company has no tax positions at June 30, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s tax returns for the years ended December 31, 2015, 2014, 2013 and 2012 are open for examination under Federal Statute of Limitations.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Year Ended June 30 2016	Period Ended June 30 2015	Period Ended June 24 2015
	(Successor)	(Successor)	(Predecessor)

Income tax (benefit) computed at
Federal statutory tax rate of 34%	$(809,000)	$(44,000)	$(64,000)
Non-Deductible Stock Compensation Expense	290,000	—	—
Non-Deductible Travel & Entertainment	8,000	—	—

Change in valuation allowance	510,000	44,000	64,000
	$—	$—	$—

NOTE 13 – EMPLOYEE BENEFITS AND AGREEMENTS

Officer Agreement:

On June 5, 2012, CTR entered into a three year Employment Agreement with Dirk Crawford (“Mr. Crawford”). For certain compensation, including a salary and signing bonus, Mr. Crawford would remain president of CTR for the term of his Employee Agreement. Mr. Crawford also received certain retirement and healthcare benefits relating to his Employee Agreement. No other employees have employment agreements at CTR, and they are at will employees.

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

On January 7, 2016, Michael McGhan and the Company entered into a two-year employment agreement (“Employment Agreement”). The terms of the Employment Agreement include an initial salary of $5,000 per month, which will increase to $10,000 per month after six months, as well as stock-based compensation in the amount of 3,000,000 shares of the Company’s restricted stock pursuant to Rule 144. Subject to Board approval, Mr. McGhan is eligible to receive warrants for up to 2,000,000 shares of the Company’s common stock (the “Warrants”). The Warrants are not issued on the date of the Employment Agreement. The Board is not required to issue the Warrants. If the Warrants are issued to Mr. McGhan during the term of his Employment Agreement, the terms and conditions of the Warrants will be determined by the Board on the date the Warrants are issued. Mr. McGhan will also be eligible to participate in the Company’s employee benefit plan that is generally available to all other employees at the Company.

On April 1, 2016, Paul Babb and the Company entered into a two-year employment agreement (“Employment Agreement”) to serve as Controller and Director of SEC reporting. The terms of the Employment Agreement include an initial salary of $5,250 per month, which will increase to $6,667 per month after six months, as well as stock-based compensation in the amount of 1,000,000 shares of the Company’s restricted stock pursuant to Rule 144 to be issued over the life of the contract. On June 1, 2016 Mr. Babb was appointed C.F.O.

Retirement Plan Contribution:

During the year ended June 30, 2016 (Successor) and the period from July 1, 2014 until June 24, 2015 (Predecessor) the Company contributed $6,185 and $5,246 in matching contributions to the Company’s IRA plan. There were no contributions during the successor period from June 25, 2015 to June 30, 2015.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Freestone leases office space under a non-cancelable office lease which expires July 31, 2017.
There was no lease expense during the successor period. The predecessor had no lease expense for either predecessor period.

Future Minimum Lease payments are as follow

Year End June 30	Amount
2017	$22,605
2018	1,884
Total	$24,489

Freestone has royalty and commission agreements with certain consultants related to the sale of Petrozene™ for their work in the re-launch of the Petrozene™ product line.  These royalty and commission agreements range from 2.5% to 7.5% of the net income the Company receives from Petrozene™ sales, and the agreements also have special royalty provisions for certain customers that expire on April 14, 2030. One of the contracts is with the brother of the former C.E.O of the Company.

NOTE 14 – GOING CONCERN

As of the date of this annual report, there is substantial doubt regarding the Company’s ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

NOTE 15 – SUBSEQUENT EVENTS

In July, 2016 the Company sold 500,000 shares of Common Stock for $25,000 cash.

On July 31, 2016 the Company borrowed $60,000 from a stockholder under a one year note payable convertible into common stock at $.08 a share.

On September 23, 2016 the Company modified the terms of its note payable in connection with the purchase of CTR to deferr all principal and interest until March 15, 2017 at which time it will be due in full.

On September 30, 2016 the Company issued 125,000 shares of common stock to its Chief Financial Officer for services render under his employment contract.

