Form 10-Q
period 2016-09-30
FREESTONE RESOURCES, INC.
filed 2016-11-14
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of November 14, 2016 there were 91,238,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2016 and June 30, 2016

	September 30,	June 30,
	2016	2016
	(Unaudited)

ASSETS

Current Assets
Cash	$10,998	$29,791
Accounts receivable, less allowance for doubtful accounts
of $4,000 and $4,000	150,133	141,134
Inventory	50,509	69,570
Prepaid and Other Assets	79,582	43,497
Total Current Assets	291,222	283,992

Property, plant and equipment, net of accumulated depreciation of
$156,899 and $125,436	1,597,198	1,641,661

TOTAL ASSETS	$1,888,420	$1,925,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$96,197	$86,661
Accrued liabilities	301,109	205,382
Environmental liability	400,000	400,000
Current portion of capital lease obligations	11,522	11,419
Current portion of long-term debt	1,315,600	1,212,261
Total Current Liabilities	2,124,428	1,915,723

Capital lease obligation, less current portion	34,611	37,523
Long-term debt, less current portion	32,726	50,279

TOTAL LIABILITIES	2,191,765	2,003,525

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
91,238,177 and 90,613,177 shares issued and outstanding	91,238	90,613
Additional paid in capital	20,820,878	20,786,503
Accumulated deficit	(21,640,950)	(21,304,159)
Total Freestone Resources, Inc. stockholders' deficit	(728,834)	(427,043)
Non-Controlling Interest	425,489	349,171
Total equity (deficit)	(303,345)	(77,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,888,420	$1,925,653

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
Three Months Ended September 30, 2016 and 2015

	September 30,	September 30,
	2016	2015

REVENUE
Tipping Fee Revenue	$134,502	$153,783
Tire Repair Revenue	95,922	113,291
Used Tire Sales	35,902	58,875
Other Revenue	18,291	11,672
Total Revenue	284,617	337,621

COSTS OF REVENUE
Tipping Fee Operations	70,479	62,639
Tire Repair	38,583	36,488
Used Tire Sales	21,978	28,464
Tire Disposal	79,404	63,574
Scrap and Other Costs	3,862	—
Total Cost of Revenue	214,306	191,165

GROSS PROFIT	70,311	146,456

OPERATING EXPENSES
Start Up Costs	94,566	60,618
Selling	51,073	52,228
General and Administrative	217,875	493,065
Depreciation and Amortization	31,463	27,657
Total Operating Expense	394,977	633,568

INCOME (LOSS) FROM OPERATIONS	(324,666)	(487,112)

OTHER INCOME (EXPENSES)
Loss on Sale of Asset	(6,200)	—
Interest Expense, net	(35,719)	(33,248)
	(41,919)	(33,248)

NET INCOME(LOSS)	(366,585)	(520,360)

Loss Attributable to Non-Controlling Interest	29,794	18,185

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(336,791)	$(502,175)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)	(0.01)

Weighted average shares outstanding
Basic and diluted	91,005,840	81,509,916

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
Three Months Ended September 30, 2016 and 2015

	September 30,	September 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(366,585)	$(520,360)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	31,463	27,657
Shares Issued for Services	10,000	256,500
Loss on Sale of Fixed Assets	6,200	—
Changes in operating assets and liabilities
(Increase) in Accounts Receivable	(8,999)	(24,588)
Decrease in Inventory	19,061	21,292
(Increase) Decrease in Prepaid Expenses	(36,085)	(15,681)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	119,406	113,742
Net Cash Used in Operating Activities	(225,539)	(141,438)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	6,800	0
Purchase of Fixed Assets	—	(4,947)
Net Cash Provided by (Used in) Investing Activities	6,800	(4,947)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	25,000	350,000
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	91,969	14,520
Proceeds from Notes Payable	104,568	—
Repayment of Debt	(21,591)	(14,344)
Net Cash Provide by Financing Activities	199,946	350,176

Net Decrease in Cash	(18,793)	203,791

Cash at Beginning of the Period	29,791	38,372

Cash at the End of the Period	$10,998	$242,163

Cash Transactions
Total Amount of Interest Paid in Cash	$3,649	$2,092

Non Cash financing and Investing Activities
Notes Payable for Purchase of Assets	$—	$53,998

ARO Assumed By Purchaser in Exchange for
O&G Property	$—	$14,470

Shares Issued for O&G Interest	$—	$20,000

Expenses Paid Directly by Holders of Non-Controlling
In FDEP	$14,143	$31,584

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2016 Form 10-K.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INVENTORY

Inventory of the Company is carried at lower of cost or market. At the acquisition of CTR, the Company’s inventory was revalued at fair market value as part of the purchase price allocation. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, and used tires for sale carried at the cost of repairs. As of September 30, 2016 and June 30, 2016 inventory consisted of:

	9/30/16	6/30/16
Crum Rubber for Processing	$8,087	$8,087
Used Tire for Resale	34,746	49,945
Tire Oil	7,676	11,538
	$50,509	$69,570

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2016 and June 30, 2016 Property, Plant and Equipment was as follows:

	9/30/16	6/30/16
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	8,967	21,967
Automotive Equipment	120,585	120,585
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,754,097	1,767,097
Less Accumulated Depreciation	156,899	125,436
	$1,597,198	$1,641,661

Depreciation expense was $31,463 and $27,657 for the three months ended September 30, 2016 and September 30, 2015, respectively.

 NOTE 4 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. CTR had recorded liabilities totaling $320,000 at June 30, 2014 (Predecessor) for estimated costs related to dispose of all tires at its Ennis, Texas facility. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. Upon acquisition of CTR by Freestone the liability was reduced to $32,000 (Successor) as part of the purchase price allocation, and the revaluation of assets and liability to fair market value. The reduction was due to the formation of FDEP. CTR plans to convert the majority of the tires into crum rubber, and sell it to FDEP as a feedstock for its specialized pyrolysis operations. The remaining $32,000 was an estimate of cost of disposing of the tires that are not acceptable for use as feedstock. At June 30, 2016, CTR increased its liability to $400,000 representing the estimated disposal fees on the revised estimate of tires on hand. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year and to date FDEP has not been able to demonstrate the capacity to use the number of tires on hand so the liability is consider short-term. The environmental liability has a balance of $400,000 as of September 30, 2016 and June 30, 2016, respectively.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $40,269 and accumulated amortization of $11,698 and $643 are included in property, plant and equipment on the balance sheet at September 30, 2016 and June 30, 2016, respectively. For the three months ended September 30, 2016 and 2015 amortization expense was $2,221 and $823, respectively.

At September 30, 2016 and June 30, 2016 capital lease obligations were as follows:
		9/30/16	6/30/16
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$10,256	$11,069
Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		14,217	14,969
Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		21,660	22,904
		46,133	48,942

Less current maturities		11,522	11,419

		$34,611	$37,523

At September 30, 2016 future maturities of capital lease obligations were as follows:

Year Ending September 30:
	2017	$11,522
	2018	12,073
	2019	12,308
	2020	9,310
	2021	920
		$46,133

NOTE 6 – NOTES PAYABLE

At September 30, 2016 and June 30, 2016 notes payable were as follows:
	9/30/16	6/30/16
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile	$4,566	$5,676

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment		65,844	130,975
Note payable to bank bearing interest at 6.5% with monthly payment of $809 maturing April, 2020. The note is secured by a Truck.		30,971	32,853
Note payable to vendor bearing interest at 6.0% with monthly payment of $800 maturing December, 2016. The note is unsecured.		2,377	4,718
Note payable to officer bearing interest at 6.5% due April, 2017. The note is convertible into common stock at $.08 a share at maturity. The note is unsecured.		50,000	50,000

Note payable to stockholder bearing interest at 6.5% due July, 2017. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		99,568	50,000
Line of credit with Bank maximum of $75,000 bearing interest at 6.5% due March, 2017. The line is secured by accounts receivable.		75,000	70,000

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing March, 2017. Interest only payable for the first year. Interest and principal due March, 2017. Secured by the common stock and assets of CTR		1,020,000	1,020,000
		1,348,326	1,262,540

Less current maturities		(1,315,600)	(1,212,261)

		$32,726	$50,279

At September 30, 2016 future maturities of long term debt were as follows:

Year Ending September 30:
	2017	$1,315,600
	2018	$18,163
	2019	$9,025
	2020	$5,538
		$1,348,326

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2016 and June 30, 2016, there were 91,238,117and 90,613,177 respectively, common shares outstanding.

During the three months ended September 30, 2016 the Company sold 500,000 shares for cash proceeds of $25,000.

On September 30, 2016, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.08 per share which was the fair market value.

As of June 30, 2016 there were no stock warrants outstanding

NOTE 8 – GOING CONCERN

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in Dallas, TX under a non-cancelable operating lease that expires in July 2017, a truck for its tire disposal operations at CTR under a 30-month lease expiring in April, 2019 and warehouse space in Ennis, TX on a month to month basis.   Future minimum lease payments are as follows:

Year End June 30	Amount
2017	30,130
2018	22,584
2019	13,800
Total	66,514

Rent expense, included in general and administrative expenses, totaled approximately $11,562 and $7,621 for the three months ended September 30, 2016 and 2015, respectively.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

One of the consultants who has a royalty and commission agreement as discussed in Note 9 is a related party and the brother of the former Chief Executive Officer of the Company.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2016, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward-looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward-looking statements.

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

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue – Our revenue for the three months ended September 30, 2016 was $284,617 compared to $337,621 for the three months ended September 30, 2015. The decrease was primarily due to issues with CTR’s trucking operations in July 2016 which limited revenue to less than 50% of the prior year’s revenue for the same month. The Company resolved those issues by leasing new equipment and implementing a new maintenance program and does not anticipate additional issues going forward. Revenue in August and September, 2016 exceeded prior years as a result of these changes.

Cost of Revenues – Cost of revenue increased from $191,165 for the three months ended September 30, 2015 to $214,306 for the three months ended September 30, 2015 despite the decrease in revenue. This was due to increased costs in the Company’s trucking operations to implement the changes discussed above as well as increased costs associated with the expansion of the disposal operations. Going forward management anticipates increased revenue to offset the increased costs.

Operating Expense – Total operating expenses dropped from $633,568 for the three months ended September 30, 2015 to $394,977 for the three months ended September 30, 2016. The primary area of decrease was in the parent company Freestone in the form of decreased employee compensation and professional fees. Employee compensation dropped from $289,509 to $75,901 due to a drop in employee stock compensation. Professional fees dropped from $99,593 to $51,459. The higher professional fees in the prior year were due to audit, legal and consulting cost associated with the acquisition of CTR. Operating expenses of CTR decreased from $143,010 for the three months ended September 30, 2015 to $126,120 for the three months ended September 30, 2016 due primarily to a decrease in personnel costs and professional fees. Startup costs for FDEP increased from $60,618 for the three months ended September 30, 2015 to $94,566 for the three months ended September 30, 2016. The increase was primarily due to FDEP not beginning operations until late in the quarter ended September 30, 2015.

Other Income and Expenses – Other income and expense for the three months ended September 30, 2016 consisted of $35,719 of interest expense and a loss of $6,200 on the sale of fixed assets compared to other income and expense for the three months ended September 30, 2015 consisting of $33,248 of interest expense. The increase in interest expense was due the Company’s increase in debt.

Net Income (Loss)

Net loss for the three months ended September 30, 2016 was $336,791 compared $502,175 for the three months ended September 30, 2015.   The decrease in the net loss was primarily due to a decrease in the operating expenses of Freestone detailed above offset by the increase loss of CTR as a result of the decrease in revenue.

Liquidity and Capital Resources

The Company has little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

The accompanying financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of this quaterly report, there is doubt regarding the Company’s ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

The Company formed FDEP in order to vertically integrate its Petrozene™ product line, and utilize a specialized pyrolysis process in order to produce other byproducts of value that will generate revenue for FDEP. In turn, the ability of FDEP to process large quantities of OTR tires will allow the Company to reduce the cost of disposal of OTR tires by CTR. Additionally, the Company intends to raise equity or debt financing that will allow the Company to expand its current operations.

Net cash used in operations was $225,539 for the three months ended September 30, 2016 compared to net cash used by operations of $141,438 for the three months ended September 30, 2015. The change was due to the increased cash losses of CTR and FDEP. The decrease in Freestone’s loss was primarily due to a reduction in non- cash stock issuance expenses. The cash used in operations was offset by $91,969 of cash contributions to FDEP by the non-controlling interest, sale of common stock for proceeds of $25,000 and $104,568 of proceeds from borrowing.

Employees

As of September 30, 2016 CTR had 17 full-time employees. Freestone has three employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2016, our Chief Executive and Chief Financial Officer as of September 30, 2016 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	The Company filed no Form 8-K during the period.

(b)   Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Michael McGhan

Michael McGhan, CEO

Date: November 14, 2016

