Form 10-Q
period 2016-12-31
FREESTONE RESOURCES, INC.
filed 2017-02-21
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of January 31, 2017 there were 91,363,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2016 and June 30, 2016

	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$18,335	$29,791
Accounts receivable, less allowance for doubtful accounts
of $4,000 and $4,000	114,126	141,134
Inventory	28,336	69,570
Prepaid and Other Assets	51,427	43,497
Total Current Assets	212,224	283,992

Property, plant and equipment, net of accumulated depreciation of
$188,362 and $125,436	1,565,735	1,641,661

TOTAL ASSETS	$1,777,959	$1,925,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$105,571	$86,661
Accrued liabilities	461,788	205,382
Environmental liability	400,000	400,000
Current portion of capital lease obligations	11,675	11,419
Current portion of long-term debt	1,374,960	1,212,261
Total Current Liabilities	2,353,994	1,915,723

Capital lease obligation, less current portion	31,644	37,523
Long-term debt, less current portion	20,959	50,279

TOTAL LIABILITIES	2,406,597	2,003,525

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
91,363,177 and 90,613,177 shares issued and outstanding	91,363	90,613
Additional paid in capital	20,828,253	20,786,503
Accumulated deficit	(22,023,891)	(21,304,159)
Total Freestone Resources, Inc. stockholders' deficit	(1,104,275)	(427,043)
Non-Controlling Interest	475,637	349,171
Total equity (deficit)	(628,638)	(77,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,777,959	$1,925,653

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
Three and Six Months Ended December 31, 2016 and 2015

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

REVENUE
Tipping Fee Revenue	$143,460	$109,975	$277,962	$263,758
Tire Repair Revenue	87,116	93,567	183,038	206,858
Used Tire Sales	34,840	21,525	70,742	80,400
Scrap Material Sales	11,391	8,850	29,682	20,522
Total Revenue	276,807	233,917	561,424	571,538

COSTS OF REVENUE
Tipping Fee Operations	65,428	49,683	135,907	112,322
Tire Repair	37,480	40,439	76,063	76,927
Used Tire Sales	23,371	15,672	45,349	44,136
Tire Disposal	73,153	57,140	152,557	120,714
Scrap and Other Costs	—	—	3,862	—
Total Cost of Revenue	199,432	162,934	413,738	354,099

GROSS PROFIT	77,375	70,983	147,686	217,439

OPERATING EXPENSES
Joint Venture Start Up Costs	71,415	177,009	165,981	234,627
Selling	47,843	49,932	98,916	102,160
General and Administrative	295,178	230,032	513,053	726,097
Depreciation and Amortization	31,463	28,751	62,926	56,408
Total Operating Expense	445,899	485,724	840,876	1,119,292

INCOME (LOSS) FROM OPERATIONS	(368,524)	(414,741)	(693,190)	(901,853)

OTHER INCOME (EXPENSES)
Loss on Sale of Asset	—	—	(6,200)	—
Interest Expense, net	(36,775)	(33,511)	(72,494)	(66,759)
	(36,775)	(33,511)	(78,694)	(66,759)

NET INCOME(LOSS)	(405,299)	(448,252)	(771,884)	(968,612)

Loss Attributable to Non-Controlling Interest	22,358	54,105	52,152	72,290

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(382,941)	$(394,147)	$(719,732)	$(896,322)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding
Basic and diluted	91,239,536	86,138,177	91,122,688	83,861,003

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
Six Months Ended December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(771,884)	$(968,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	62,926	56,408
Shares Issued for Services	17,500	256,500
Loss on Sale of Fixed Assets	6,200	—
Changes in operating assets and liabilities
Decrease in Accounts Receivable	27,008	12,928
(Increase) Decrease in Inventory	41,234	32,140
(Increase) Decrease in Prepaid Expenses	(7,930)	13,827
Increase (Decrease) in Accounts Payable and Accrued Liabilities	289,459	209,614
Net Cash Provided by (Used In) Operating Activities	(335,487)	(387,195)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	6,800	—
Purchase of Fixed Assets	—	(4,947)
Net Cash Provided By (Used in) Investing Activities	6,800	(4,947)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	25,000	350,000
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	164,475	137,528
Proceeds from Notes Payable	171,261	—
Repayment of Debt	(43,505)	(31,769)
Net Cash Provided by (Used In) Financing Activities	317,231	455,759

Net Increase (Decrease) in Cash	(11,456)	63,617

Cash at Beginning of the Period	29,791	38,372

Cash at the End of the Period	$18,335	$101,989

Cash Transactions
Total Amount of Interest Paid in Cash	$6,960	$5,099

Non Cash financing and Investing Activities
Notes Payable for Purchase of Assets	$—	$70,467

ARO Assumed By Purchaser in Exchange for
O&G Property	$—	$14,470

Shares Issued for O&G Interest	$—	$20,000

Expenses Paid Directly by Holders of Non-Controlling
Interest in FDEP	$14,143	$134,579

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the six months ended December 31, 2016 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2016 Form 10-K.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INVENTORY

Inventory of the Company is carried at lower of cost or market. At the acquisition of CTR, the Company’s inventory was revalued at fair market value as part of the purchase price allocation. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, and used tires for sale carried at the cost of repairs. As of December 31,2016 and June 30, 2016 inventory consisted of:

	12/31/16	6/30/16
Crum Rubber for Processing	$8,087	$8,087
Used Tire for Resale	12,573	49,945
Tire Oil	7,676	11,538
	$28,336	$69,570

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2016 and June 30, 2016 Property, Plant and Equipment was as follows:

	12/31/16	6/30/16
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	8,967	21,967
Automotive Equipment	120,585	120,585
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,754,097	1,767,097
Less Accumulated Depreciation	188,362	125,436
	$1,565,735	$1,641,661

Depreciation expense was $62,926 and $56,408 for the six months ended December 31, 2016 and December 31, 2015, respectively.

NOTE 4 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. CTR had recorded liabilities totaling $320,000 at June 30, 2014 (Predecessor) for estimated costs related to dispose of all tires at its Ennis, Texas facility. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. Upon acquisition of CTR by Freestone the liability was reduced to $32,000 (Successor) as part of the purchase price allocation, and the revaluation of assets and liability to fair market value. The reduction was due to the formation of FDEP. CTR plans to convert the majority of the tires into crum rubber, and sell it to FDEP as a feedstock for its specialized pyrolysis operations. The remaining $32,000 was an estimate of cost of disposing of the tires that are not acceptable for use as feedstock. At June 30, 2016, CTR increased its liability to $400,000 representing the estimated disposal fees on the revised estimate of tires on hand. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year and to date FDEP has not been able to demonstrate the capacity to use the number of tires on hand so the liability is considered short-term. The environmental liability has a balance of $400,000 as of December 31, 2016, and June 30, 2016, respectively. In December, 2016 the TCEQ notified CTR of $48,750 of proposed penalties for violations. CTR has submitted additional information to the TCEQ seeking to have the penalties waived or reduced however the amount has been accrued and is included in general and administrative expenses for the six months ended December 31, 2016.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $40,269 and accumulated amortization of $14,535 and $8,861 are included in property, plant and equipment on the balance sheet at December 31, 2016 and June 30, 2016, respectively. For the six months ended December 31, 2016 and 2015 amortization expense was $5,674 and $3,151, respectively.

At December 31, 2016 and June 30, 2016 capital lease obligations were as follows:
		12/31/16	6/30/16
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$9,433	$11,069
Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		13,482	14,969
Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		20,404	22,904
		43,319	48,942

Less current maturities		11,675	11,419

		$31,644	$37,523

At December 31, 2016 future maturities of capital lease obligations were as follows:

Year Ending December 31:
	2017	$11,675
	2018	12,208
	2019	11,495
	2020	7,941
	2021	0
		$43,319

NOTE 6 – NOTES PAYABLE

At December 31, 2016 and June 30, 2016 notes payable were as follows:
		12/31/16	6/30/16
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile		$3,444	$5,676

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment		52,175	79,293
Note payable to bank bearing interest at 6.5% with monthly payment of $809 maturing April, 2020. The note is secured by a Truck.		29,040	32,853
Note payable to vendor bearing interest at 6.0% with monthly payment of $800 maturing December, 2016. The note is unsecured.		-	4,718
Note payable to officer bearing interest at 6.5% due April, 2017. The note is convertible into common stock at $.08 a share at maturity. The note is unsecured.		50,000	50,000
Note payable to stockholder bearing interest at 6.5% due December, 2017. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		20,000	-
Note payable to stockholder bearing interest at 6.5% due July, 2017. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		146,260	-
Line of credit with Bank maximum of $75,000 bearing interest at 6.5% due March, 2017. The line is secured by accounts receivable.		75,000	70,000

Note payable to seller in connection with purchase of CTR bearing interest at 12%, and secured by the common stock and assets of CTR. The note is in default, with all principal, interest & penalties due as of January 4, 2017 and underlying collateral subject to foreclosure.		1,020,000	1,020,000
		1,395,919	1,262,540

Less current maturities		(1,374,960)	(1,212,261)

		$20,959	$50,279

At December 31, 2016 future maturities of long term debt were as follows:

Year Ending December 31:
	2017	$1,374,960
	2018	$8,597
	2019	$9,173
	2020	$3,189
		$1,395,919

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2016 and June 30, 2016, there were 91,363,117and 90,613,177 respectively, common shares outstanding.

During the three months ended September 30, 2016 the Company sold 500,000 shares for cash proceeds of $25,000.

On September 30, 2016, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.08 per share which was the fair market value.

On December 31, 2016, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.06 per share which was the fair market value.

As of December 31, 2016 there were no stock warrants outstanding

NOTE 8 – GOING CONCERN

As of the date of this quarterly report, there is substantial doubt regarding the Company’s ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in Dallas, TX under a non-cancelable operating lease that expires in July 2017, a truck for its tire disposal operations at CTR under a 30-month lease expiring in April, 2019 and warehouse space in Ennis, TX on a month to month basis.   Future minimum lease payments are as follows:

Year End June 30	Amount
2017	22,170
2018	22,584
2019	13,800
Total	58,554

Rent expense, included in general and administrative expenses, totaled approximately $28,299 and $18,163 for the six months ended December, 2016 and 2015, respectively.

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

NOTE 11 – DISPOTION OF INVESTMENT

In November, 2016 the Company disposed of its 33.33% interest in Aqueous Services, LLC by transferring it membership interest to the other partners in exchange for release of any contingent liabilities. The investment had previously been impaired to zero value for financial reporting so the transaction had no effect on the current quarters financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On January 4, 2017, the Company received a notice of default from the holder of the seller note related to our purchase of CTR for out failure to make timely payments, specifically our payment of $20,000 due on December 15, 2016. As a result, the holder has accelerated the note’s principal, interest and penalties, totaling $1,414,130, and the underlying collateral is subject to foreclosure. The Company has begun negotiations with the note holder to restructure and extend the note and is also seeking alternative financing.

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

Results of Operations

Three and six months ended December 31, 2016 compared to three and six months ended December 31, 2015

Revenue – Our revenue for the three months ended December 31, 2016 was $276,807 compared to $233,9171 for the three months ended December 31, 2015. The increase was primarily due to an increase in tipping fee revenue. For the six months ended December 31, 216 revenue was $561,424 down less 2% from the prior year of $571,538. The decrease was primarily due to issues with CTR’s trucking operations in July 2016 which limited revenue to less than 50% of the prior year’s revenue for the same month. The Company resolved those issues by leasing new equipment and implementing a new maintenance program and does not anticipate additional issues going forward. Revenue in next five months exceeded prior years as a result of these changes.

Cost of Revenues – Cost of revenue increased from $354,099 for the six months ended December 31, 2015 to $413,738 for the six months ended December 31, 2065 despite the decrease in revenue. This was due to increased costs in the Company’s trucking operations to implement the changes discussed above as well as increased costs associated with the expansion of the disposal operations and increase disposal costs due to the environmental issues discuss in Note 4. For the quarter ended December 31, 2016 cost similarly increased by $36,498 due to the same issues..

Operating Expense – Total operating expenses dropped from $485,724 for the three months ended December 31, 2015 to $445,899 for the three months ended December 31, 2016 and from $1,112,292 for the six months ended December 31, 2015 to $840,876 for the six months ended December 31, 2016,. The primary area of decrease was in the parent company Freestone in the form of decreased employee compensation and professional fees. The higher professional fees in the prior year were due to audit, legal and consulting cost associated with the acquisition of CTR. Operating expenses of CTR increased from $278,061 for the six months ended December 31, 2015 to $321,228 for the six months ended December 31, 2016 due primarily to the $48,750 for TCEQ penalties discussed in Note 4.. Startup costs for FDEP decreased from $234,637 for the six months ended December 31, 2015 to $165,981 for the six months ended December 31, 2016. This was primarily due to installation costs in the quarter ended December 31, 2015.

Other Income and Expenses – Other income and expense for the six months ended December 31, 2016 consisted of $72,494 of interest expense and a loss of $6,200 on the sale of fixed assets compared to other income and expense for the six months ended December 31, 2015 consisting of $66,659 of interest expense. Other income and expenses for the three months ended December 31, 2016 and 2015 consisted of $36,775 and $33,511 of interest, respectively. The increase in interest expense was due the Company’s increase in debt.

Net Income (Loss)

Net loss for the three months ended December 31, 2016 was $382,941 compared $394,147 for the three months ended December 31, 2015.   Net losses for the six months ended December 31, 2016 and 2015 were $719,732 and 896,322 respectively. The decrease in the net loss was primarily due to a decrease in the operating expenses of Freestone detailed above offset by the increase loss of CTR as a result of the decrease in revenue and increase in trucking disposal and operating costs..

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

Net cash used in operations was $335,487 for the six months ended December 31, 2016 compared to net cash used by operations of $297,195 for the six months ended December 31, 2015. The change was due to the increased cash losses of CTR and FDEP. The decrease in Freestone’s loss was primarily due to a reduction in non- cash stock issuance expenses. The cash used in operations was offset by $164,475 of cash contributions to FDEP by the non-controlling interest, sale of common stock for proceeds of $25,000 and $171,261 of proceeds from borrowing.

As of December 31, 2016 the Company has negative equity of $628,638 and negative working capital of $2,141,770.

In addition its note payable to the seller is in default and subject to foreclosure. In order to continue operations the Company must restructure its existing debt and raise additional capital to cover future operating losses from shareholders or new equity partners.

Employees

As of December 31,2016 CTR had 14 full-time employees. Freestone has three employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31,2016.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended December 31, 2016, our Chief Executive and Chief Financial Officer as of December 31, 016 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4 - Not Applicable.

Item 5. Other Matters.

On June 24, 2015, we purchased 100% of the common stock of C.C. Crawford Retreading Company, Inc. (“CTR”), a Texas corporation. On January 4, 2017, the Company received a notice of default from the holder of the seller note related to our purchase of CTR for our failure to make timely payments, specifically our payment of $20,000 due on December 15, 2016. As a result, the holder has accelerated the note’s principal, interest and penalties, totaling $1,414,130, and the underlying collateral is subject to foreclosure. The Company has begun negotiations with the note holder to restructure and extend the note and is also seeking alternative financing.

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

Date: February 20, 2017

