Form 10-Q
period 2017-03-31
FREESTONE RESOURCES, INC.
filed 2017-05-15
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-28753

FREESTONE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0514308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 E. Ave D.

Ennis TX 75201

(Address of principal executive offices)

(214) 880-4870

(Issuer's telephone number)

Republic Center, Suite 1350

325 N. St. Paul Street Dallas, TX 75120

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

Emerging growth company  [  ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of May 15, 2017 there were 91,488,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2017 and June 30, 2016

	March 31,	June 30,
	2017	2016
	(Unaudited)

ASSETS

Current Assets
Cash	$7,947	$29,791
Accounts receivable, less allowance for doubtful accounts
of $4,000 and $4,000	151,655	141,134
Inventory	27,699	69,570
Prepaid and Other Assets	73,228	43,497
Total Current Assets	260,529	283,992

Property, plant and equipment, net of accumulated depreciation of
$219,825 and $125,436	1,534,272	1,641,661

TOTAL ASSETS	$1,794,801	$1,925,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$69,071	$86,661
Accrued liabilities	280,379	205,382
Environmental liability	400,000	400,000
Notes Payable - Related Party	400,567	50,000
Current portion of capital lease obligations	11,806	11,419
Current portion of long-term debt	424,341	1,162,261
Total Current Liabilities	1,586,164	1,915,723

Capital lease obligation, less current portion	28,643	37,523
Long-term debt, less current portion	1,100,349	50,279

TOTAL LIABILITIES	2,715,156	2,003,525

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
91,488,177 and 90,613,177 shares issued and outstanding	91,488	90,613
Additional paid in capital	20,834,378	20,786,503
Accumulated deficit	(22,374,077)	(21,304,159)
Total Freestone Resources, Inc. stockholders' deficit	(1,448,211)	(427,043)
Non-Controlling Interest	527,856	349,171
Total equity (deficit)	(920,355)	(77,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,794,801	$1,925,653

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
Three and Nine Months Ended March 31, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

REVENUE
Tipping Fee Revenue	$117,714	$123,159	$395,676	$386,917
Tire Repair Revenue	86,581	86,677	269,619	293,535
Used Tire Sales	36,575	24,900	107,317	105,300
Scrap Material & Other Sales	9,020	15,850	38,702	36,372
Total Revenue	249,890	250,586	811,314	822,124

COSTS OF REVENUE
Tipping Fee Operations	56,266	36,065	192,173	148,387
Tire Repair	36,228	37,679	112,291	114,606
Used Tire Sales	8,631	19,133	53,980	63,269
Tire Disposal	66,729	67,743	219,286	188,457
Scrap and Other Costs	—	—	3,862	—
Total Cost of Revenue	167,854	160,620	581,592	514,719

GROSS PROFIT	82,036	89,966	229,722	307,405

OPERATING EXPENSES
Joint Venture Start Up Costs	73,698	102,712	239,679	343,339
Selling	44,319	47,812	143,235	149,972
General and Administrative	264,853	767,310	777,906	1,487,407
Depreciation and Amortization	31,463	30,708	94,389	87,116
Total Operating Expense	414,333	948,542	1,255,209	2,067,834

INCOME (LOSS) FROM OPERATIONS	(332,297)	(858,576)	(1,025,487)	(1,760,429)

OTHER INCOME (EXPENSES)
Loss on Sale of Asset	—	(2,111)	(6,200)	(2,111)
Interest Expense, net	(41,644)	(32,877)	(114,138)	(99,636)
	(41,644)	(34,988)	(120,338)	(101,747)

NET INCOME(LOSS)	(373,941)	(893,564)	(1,145,825)	(1,862,176)

Loss Attributable to Non-Controlling Interest	23,755	32,704	75,907	104,994

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(350,186)	$(860,860)	$(1,069,918)	$(1,757,182)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)	(0.01)	(0.01)	(0.02)

Weighted average shares outstanding
Basic and diluted	91,364,551	89,730,210	91,202,722	85,803,177

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
Nine Months Ended March 31, 2017 and 2016

	March 31,	March 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,145,825)	$(1,862,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	94,389	87,116
Shares Issued for Services	23,750	841,500
Loss on Sale of Fixed Assets	6,200	2,111
Changes in operating assets and liabilities
Decrease in Accounts Receivable	(10,521)	(40,608)
(Increase) Decrease in Inventory	41,871	46,590
(Increase) Decrease in Prepaid Expenses	(29,731)	(17,970)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	433,616	295,629
Net Cash Provided by (Used In) Operating Activities	(586,251)	(647,808)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	6,800	—
Purchase of Fixed Assets	—	(10,947)
Net Cash Provided By (Used in) Investing Activities	6,800	(10,947)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	25,000	425,000
Stock to be Issued	—	5,000
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	240,449	253,741
Proceeds from Notes Payable	355,567	30,000
Repayment of Debt	(63,409)	(48,284)
Net Cash Provided by (Used In) Financing Activities	557,607	665,457

Net Increase (Decrease) in Cash	(21,844)	6,702

Cash at Beginning of the Period	29,791	38,372

Cash at the End of the Period	$7,947	$45,074

Cash Transactions
Total Amount of Interest Paid in Cash	$51,334	$5,099

Non Cash financing and Investing Activities
Notes Payable for Purchase of Assets	$—	$70,467

Trade Payable Converted to Note Payable	$—	$7,025

Accrued Interest and Penalities Added to Note Payable	$360,065	$—

Note Payable Assumed By Purchaser of Equipment		$12,109

ARO Assumed By Purchaser in Exchange for
O&G Property	$—	$14,470

Shares Issued for O&G Interest	$—	$20,000

Expenses Paid Directly by Holders of Non-Controlling
Interest in FDEP	$14,143	$142,675

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended March 31, 2017 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2016 Form 10-K.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INVENTORY

Inventory of the Company is carried at lower of cost or market. At the acquisition of CTR, the Company’s inventory was revalued at fair market value as part of the purchase price allocation. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, and used tires for sale carried at the cost of repairs. As of March 31, 2017 and June 30, 2016 inventory consisted of:

	3/31/17	6/30/16
Crum Rubber for Processing	$8,087	$8,087
Used Tire for Resale	11,936	49,945
Tire Oil	7,676	11,538
	$27,699	$69,570

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2017 and June 30, 2016 Property, Plant and Equipment was as follows:

	3/31/17	6/30/16
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	8,967	21,967
Automotive Equipment	120,585	120,585
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,754,097	1,767,097
Less Accumulated Depreciation	219,825	125,436
	$1,534,272	$1,641,661

Depreciation expense was $94,389 and $87,116 for the nine months ended March 31, 2017 and March 31, 2016, respectively.

NOTE 4 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. CTR had recorded liabilities totaling $320,000 at June 30, 2014 (Predecessor) for estimated costs related to dispose of all tires at its Ennis, Texas facility. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. Upon acquisition of CTR by Freestone the liability was reduced to $32,000 (Successor) as part of the purchase price allocation, and the revaluation of assets and liability to fair market value. The reduction was due to the formation of FDEP. CTR plans to convert the majority of the tires into crum rubber, and sell it to FDEP as a feedstock for its specialized pyrolysis operations. The remaining $32,000 was an estimate of cost of disposing of the tires that are not acceptable for use as feedstock. At June 30, 2016, CTR increased its liability to $400,000 representing the estimated disposal fees on the revised estimate of tires on hand. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the number of tires on hand within the next year and, to date, FDEP has not been able to demonstrate the capacity to use the number of tires on hand, the liability is considered short-term. The environmental liability has a balance of $400,000 as of March 31, 2017, and June 30, 2016, respectively. In December, 2016 the TCEQ notified CTR of $48,750 of proposed penalties for violations. CTR has submitted additional information to the TCEQ seeking to have the penalties waived or reduced however the amount has been accrued and is included in general and administrative expenses for the nine months ended March 31, 2017.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $56,738 and accumulated amortization of $17,372 and $8,861 are included in property, plant and equipment on the balance sheet at March 31, 2017 and June 30, 2016, respectively. For the nine months ended March 31, 2017 and 2016 amortization expense was $8,511 and $3,151, respectively.

At March 31, 2017 and June 30, 2016 capital lease obligations were as follows:
		3/31/17	6/30/16
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$8,602	$11,069

Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		12,712	14,969

Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		$19,135	$27,904
		40,489	48,942

Less current maturities		11,806	11,419

		$28,643	$37,523

At March 31, 2017 future maturities of capital lease obligations were as follows:

Year Ending March 31:
	2018	$11,805
	2019	12,345
	2020	10,672
	2021	5,627
	2022	-
		$40,449

NOTE 6 – NOTES PAYABLE

At March 31, 2017 and June 30, 2016 notes payable were as follows:
		3/31/17	6/30/16
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile		$2,310	$5,676

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment		38,262	79,293
Note payable to bank bearing interest at 6.5% with monthly payment of $809 maturing April, 2020. The note is secured by a Truck.		27,053	32,853
Note payable to vendor bearing interest at 6.0% with monthly payment of $800 maturing December, 2016. The note is unsecured.		—	4,718

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing June, 2020. Note amended to add $360,065 of accrued interest and penalties to principal in February, 2017. Interest only payments due monthly until July, 2017. Monthly payments of $45,904 thereafter. Secured by the common stock and assets of CTR		1,382,065	1,020,000
		1,524,690	1,262,540

Less current maturities		(424,341)	(1,212,261)

		$1,100,349	$50,279

At March 31, 2017 future maturities of long term debt were as follows:

Year Ending March 31:
	2018	$424,341
	2019	$453,759
	2020	$510,785
	2021	$135,805
		$1,100,349

NOTE 7 – EQUITY TRANSACTIONS

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2017 and June 30, 2016, there were 91,488,177 and 90,613,177 respectively, common shares outstanding.

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

On March 31, 2017, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.05 per share which was the fair market value.

As of March 31, 2017 there were no stock warrants outstanding.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in Dallas, TX under a non-cancelable operating lease that expires in July 2017, a truck for its tire disposal operations at CTR under a 30-month lease expiring in April, 2019 and warehouse space in Ennis, TX on a month to month basis.   Future minimum lease payments are as follows:

Year End June 30	Amount
2017	11,085
2018	22,584
2019	13,800
Total	45,036

Rent expense, included in general and administrative expenses, totaled approximately $45,036 and $30,744 for the nine months ended March 31, 2017 and 2016, respectively.

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

At March 31, 2017 and June 30, 2016 notes payable to officers and shareholders were as follows:
		3/31/17	6/30/16
Note payable to officer bearing interest at 6.5% due July, 2017. The note is convertible into common stock at $.055 a share at maturity. The note is unsecured.		50,000	50,000
Note payable to stockholder bearing interest at 6.5% due December, 2017. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		20,000	—
Note payable to stockholder bearing interest at 6.5% due July, 2017. The note is convertible into common stock at $.055 a share at maturity. The note is unsecured.		330,567	—
		400,567	50,000

Less current maturities		(400,567)	(50,000

		$—	$—

At March 31, 2017 future maturities of Notes Payable – Related Parties were as follows:

Year Ending March 31:
	2018	$400,567
		$400,567

NOTE 11 – DISPOSITION OF INVESTMENT

In November, 2016 the Company disposed of its 33.33% interest in Aqueous Services, LLC by transferring it membership interest to the other partners in exchange for release of any contingent liabilities. The investment had previously been impaired to zero value for financial reporting so the transaction had no effect on the current year’s financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On April 12, 2017 the Company extended is notes payable to the Company’s Chief Financial Officer amending the terms to lower the conversion price to $.055 a share and adding a provision triggering the note as due upon any change in control of the Company. The terms of this extension are reflected in Note 6 above.

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

Results of Operations

Three and nine months ended March 31, 2017 compared to three and nine months ended March 31, 2017

Revenue – Our revenue for the three months ended March 31, 2017 was $249,890 compared to $250,586 for the three months ended March 31, 2016. For the nine months ended March 31, 2017 revenue was $811,314 from the prior year of $822,124. The decrease was due to a drop in tire repair revenue offset by slight increases in other areas.

Cost of Revenues – Cost of revenue increased from $514,719 for the nine months ended March 31, 216 to $581,592 for the nine months ended March 31, 2017 despite the decrease in revenue. This was due to increased costs in the Company’s trucking operations as increased costs associated with the expansion of the disposal operations and increase disposal costs due to the environmental issues discussed in Note 4. For the quarter ended March 31, 2017 cost similarly increased by $7,234 from $160,620 to $167,854 due to the same issues mentioned above.

Operating Expense – Total operating expenses dropped from $948,542 for the three months ended March 31, 2016 to $414,333 for the three months ended March 31, 2017 and from $2,067,834 for the nine months ended March 31, 2016 to $1,255,209 for the nine months ended March 31, 2017,. The primary area of decrease was in the parent company Freestone in the form of decreased employee compensation and professional fees. The higher professional fees in the prior year were due to audit, legal and consulting cost associated with the acquisition of CTR. The higher compensation costs in the prior were due to employee stock compensation of $841,500 compared to $23,750 in the current year. Operating expenses of CTR increased from $405,677 for the nine months ended March 31, 2016 to $433,341 the nine months ended March 31, 2017 due primarily to the $48,750 for TCEQ penalties discussed in Note 4. Startup costs for FDEP decreased from $343,339 for the nine months ended March 31, 2016 to $239,679 for the nine months ended March 31, 2017. This was primarily due to installation costs in the quarter ended December 31, 2015.

Other Income and Expenses – Other income and expense for the nine months ended March 31, 2017 consisted of $114,138 of interest expense and a loss of $6,200 on the sale of fixed assets compared to other income and expense for the nine months ended March 31, 2016 consisting of $99,636 of interest expense and $2,111 loss on sale of assets. Other income and expenses for the three months ended March 31, 2017 and 2016 consisted of $41,644 and $30,708 of interest, respectively. The increase in interest expense was due the Company’s increase in debt.

Net Income (Loss)

Net loss for the three months ended March 31, 2017 was $350,186 compared $860,860 for the three months ended March 31, 2016.   Net losses for the nine months ended March 31, 2017 and 2016 were $1,069,918 and $1,757,182 respectively. The decrease in the net loss was primarily due to a decrease in the operating expenses of Freestone detailed above offset by the increase loss of CTR as a result of the decrease in revenue and increase in trucking disposal and operating costs.

Liquidity and Capital Resources

The Company has little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock

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

Net cash used in operations was $586,251 for the nine months ended March 31, 2017 compared to net cash used by operations of $647,808 for the nine months ended March31, 2016. The change was primarily due to a reduction in non- cash stock issuance expenses in the current year from $841,500 to $23,750 offset by changes in operating assets and liabilities. The cash used in operations was offset by $240,449 of cash contributions to FDEP by the non-controlling interest, sale of common stock for proceeds of $25,000 and $355,567 of proceeds from borrowing.

As of March 31, 2017 the Company has negative equity of $920,355 and negative working capital of $1,325,635.

.

Employees

As of December 31, 2016 CTR had 17 full-time employees. Freestone has three employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2017, our Chief Executive and Chief Financial Officer as of March 31, 2017 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	The Company filed no Form 8-K during the period.

(b)   Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) if the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Michael McGhan

Michael McGhan, CEO

By /s/ Paul E. Babb

Paul E. Babb CFO

Date: May 15, 2017

