Form 10-K
period 2017-06-30
FREESTONE RESOURCES, INC.
filed 2017-10-05
CIK 1089319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

For the Transition Period from ________ to ________

FREESTONE RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

NEVADA	000-28753	90-0514308
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

101 W. Ave D. Ennis, TX 75119	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  214-880-4870

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par value $0.001

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes☐ No ☑

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☑ No☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017: $2,874,437.

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of September 30, 2017, the Registrant had 91,738,177 shares of common stock outstanding.

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

On June 24, 2015, the Company formed Freestone Dynamis Energy Products, LLC (“FDEP”) with Dynamis Energy, LLC (“Dynamis”). FDEP was formed in order to operate and manage the specialized pyrolysis process that is used to create Petrozene™ and other byproducts of value. Freestone chose to work with Dynamis based on their extensive engineering and waste-to-energy expertise. Freestone owns a 70% member interest in FDEP.

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

CTR’s potential violations related to tires stored in excess of the numbers permitted and noncompliance with fire regulations. CTR has submitted a plan to reduce the number of tires and bring the facility into full compliance with all fire regulations.

FDEP’s potential violations regarded failure to properly classify, track and dispose of hazards waste as well as operating a pyrolysis machine without a separate permit from CTR. FDEP cured the potential hazards waste issue and submitted documentation of such to the TCEQ. FDEP has applied for a separate permit for its pyrolysis operation and is awaiting approval from the TCEQ. As of June 30, 2017, the Company is awaiting approval of the permit

In conjunction with the plan submitted to the TCEQ to bring the tire storage facility into compliance CTR increased its environmental and tire disposal accrual to $400,000 during the year ended June 30, 2016. (See financial statement Note 7). The Company also accrued $48,750 in proposed TCEQ fines and penalties.

Intellectual Property

Freestone is the owner of the Petrozene™ trademark. Freestone does not own any patents at this time.

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

CTR is located at 101 W. Ave. D, Ennis TX 75119 and owns approximately 10.141 acres with three buildings consisting of 32,800 square feet. During the current year Freestone relocated its corporate offices to the Ennis facilities as a cost saving measure

ITEM 3.  LEGAL PROCEEDINGS

Freestone and CTR are not subject to any material pending legal proceedings, nor are the companies aware of any material threatened claims against them.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently quoted on the OTCQB under the symbol “FSNR.”

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2017 and 2016.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2017	High	Low
First Quarter	$0.13	$0.05
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.04
Fourth Quarter	$0.08	$0.04

Fiscal 2016	High	Low
First Quarter	$0. 23	$0. 18
Second Quarter	$0. 20	$0. 10
Third Quarter	$0. 18	$0. 09
Fourth Quarter	$0. 13	$0. 04

Shareholders

As of June 30, 2017, there were approximately 260 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

Freestone has not paid cash dividends on any class of common equity since formation and Freestone does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

As of June 30, 2017, the Company had no outstanding stock warrants.

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

Results of Operations for the Year ended June 30, 2017 Compared to the Year ended June 30, 2016

Revenues

Revenues for the year ended June 30, 2017 and the year ended June 30, 2016 were $1,079,846 and $1,098,926, respectively. The decrease was less than 2%.

Cost of Goods and Gross Profit

The Company’s gross margin rose from 1.7 % to 22.3%. This is primarily due to a $368,000 accrual to tire disposal expense for the cost of bringing CTR in compliance with TCEQ regulations in the prior year. The Company had previously anticipated using all the tire stock in the FDEP pyrolysis operation. Without the accrual the Company’s gross margin was 35.2% in the prior year compared to 22.3% this year. The decrease was largely due an increase in tipping fee operations from running two trucks full time. Tire repair and used tire margin remain consistent with prior years.

Operating Expense

Total operating expenses the year ended June 30, 2017 and the year ended June 30, 2016 were $1,557,977 and $2,388,255, respectively a decrease of $830,278 largely due to a decrease of $822,750 in stock based compensation. Start up costs decreased by $110,583 due to the inactivity of FDEP because of TCEQ permitting issues. Depreciation and selling costs remained consistent with prior years.

Other Income and Expenses

Other income and expense for the year ended June 30, 2017 and the year ended June 30, 2016 consisted of interest expense of $165,312 and $134,271 respectively. The increase is reflective of the Company increase in debt used to finance the Company losses.

Net (Loss) Income

Net loss for and the year ended June 30, 2017 was $1,386,947 compared to a net loss for the year ended June 30, 2016 of $2,378,174. The decrease was due to the decrease in cost primarily the $368,000 provision for future tire disposal costs in 2016 and the reduction of $822,000 in stock compensation.

Liquidity and Capital Resources

The Company has little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

Cash decreased by $25,682 from $29,791 at June 30, 2016 to $4,109 at June 30, 2017.

Net cash used by operating activities was $832,632 for the year ended June 30, 2017, compared to net cash used in operations of $799,397 the prior year. The amount of cash used remained consistent despite the reduction of expenses and net operating loss because the two primary areas of decrease, the accrual for future tire disposal and stock based compensation are both non-cash expenses.

The cash provided by financing activities was funded by $298,537 of cash contributed by the non-controller member to FDEP and a net $476,413 increase in borrowings primarily from stockholders along with $25,000 in proceeds from the sale of stock.

Employees

As of June 30, 2017, CTR had 16 full-time employees including 2 leased to FDEP. Freestone’s only employees are its three officers.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc. and Subsidiaries, together with the Report of Independent Registered Public Accounting Firm of Heaton & Company, PLLC for the year ended June 30, 2017 and 2016, appear on pages 18 through 33 of this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework) at June 30, 2016. Based on its evaluation, our management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2017 and 2016 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Investment Officer (CIO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Michael McGhan,	2017	120,000	0	0	0	0	0	0	120,000
CEO	2016	29,125	0	540,000	0	0	0	0	569,125
Clayton Carter,	2017	0	0	0	0	0	0	0	0
CEO (former)	2016	50,083	0	114,000	0	0	0	0	164,083
Don Edwards,	2017	42,000	0	0	0	0	0	0	42,000
CIO	2016	39,500	0	114,000	0	0	0	0	153,500
Paul Babb, CFO	2017	76,753	0	30,000	0	0	0	0	106,753
	2016	78,672	0	38,250	0	0	0	0	116,922
James Carroll, CFO	2017	0	0	0	0	0	0	0	0
(former)	2016	0	0	9,500	0	0	0	0	9,500

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

Payments of officer’s compensation has been limited due to the Company cash flow. As of June 30, 2017, accrued liabilities includes $181,789 of officer’s salaries deferred under employment contracts and agreement by the officers.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of June 30, 2017, the following persons are known to Freestone to own 5% or more of Freestone's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned*	Percent of Class

Michael McGhan, President, CEO and Director	6,000,000	6.55%

Paul E. Babb, Chief Financial Officer and Director	1,107,275	1.21%

Don Edwards, Chief Investment Officer and Director	6,500,000	7.10%

Clayton Carter, Beneficial Owner	7,605,000	8.30%

Gerald M. Johnston, Beneficial Owner	12,904,167	14.09%

Directors and Officers as a Group

101 W. ave d.

Ennis, TX 7119

Gerald M. Johnston

2821 Alliance Place

Suite 1

Springdale, AR 72764

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 12, 2015 Paul Babb loaned the company $50,000 under a note due April 12, 2016 bearing interest at 6.5%. The note is convertible into common stock at $.08 per share upon maturity. Mr. Babb became the Company’s CFO and a member of the board on May 31, 2016. The terms were subsequently extended to December 31, 2017 and the conversion price changed to $.055 per share.

During the year ended June 30, 2017 the Company borrowed a total of $515,013 from a shareholder of the Company in various increments throughout the year. The note bears interest at 6.5% is convertible into common stock at $.055 per share. Subsequent to year end the notes due date was extended to December 31, 2017

On December 15, 2016 the Company borrowed $20,000 from another shareholder. This note is Due December 31, 2017, bear interest at 6.5% and is convertible into common stock at $.05 per share.

Due to our limited resources, the Company does not have any independent directors serving on the board of directors.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2017 and 2016 were $29,679 and $82,800, respectively.

Audit Related Fees

None.

Tax Fees

None

All Other Fees

None.

ITEM 15.     EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm for the years Ended June 30, 2017 and 2016

Consolidated Balance Sheets

Consolidated Statements of Operations

Statement of Changes in Stockholders’ Equity/(Deficit)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

 (b)  Freestone filed the following Exhibits in the year ended June 30, 2017:

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

Freestone Resources, Inc.

Dated: October 4, 2017	By:	/s/ Michael McGhan
Michael McGhan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Michael McGhan	President, Chief Executive Officer and Director	October 4, 2017
Michael McGhan

By: /s/ Paul E. Babb	Chief Financial Officer, Director	October 4, 2017
Paul E. Babb

By: /s/ Don Edwards	Chief Investment Officer, Director	October 4, 2017
Don Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Freestone Resources, Inc.

We have audited the accompanying consolidated balance sheets of Freestone Resources, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freestone Resources, Inc. as of June 30, 2017 and 2016, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has not generated sufficient cash flows to fund its business operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Heaton & Company, PLLC

Farmington, Utah

October 4, 2017

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	June 30,
	2017	2016
ASSETS

Current Assets
Cash	$4,109	$29,791
Accounts receivable, net of allowance for doubtful accounts of
$4,000 and $4,000	155,845	141,134
Inventory	30,538	69,570
Prepaid and Other Assets	44,356	43,497
Total Current Assets	234,848	283,992

Property, plant and equipment, net of accumulated depreciation of
$251,287 and $125,436	1,502,810	1,641,661

TOTAL ASSETS	$1,737,658	$1,925,653

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$66,429	$86,661
Accrued liabilities	313,710	205,382
Environmental liability	400,000	400,000
Convertible Notes Payable - Related Party	605,013	50,000
Current portion of capital lease obligation	11,920	11,419
Current portion of long-term debt	515,527	1,162,261
Total Current Liabilities	1,912,599	1,915,723

Capital lease obligation, less current portion	25,608	37,523
Long-term debt, less current portion	991,893	50,279

TOTAL LIABILITIES	2,930,100	2,003,525

STOCKHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
91,613,177 and 90,613,177 shares issued and outstanding	91,613	90,613
Additional paid in capital	20,840,503	20,786,503
Accumulated deficit	(22,691,106)	(21,304,159)
Total Freestone Resources, Inc. stockholders' deficit	(1,758,990)	(427,043)
Non-Controlling Interest	566,548	349,171
Total equity (deficit)	(1,192,442)	(77,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,737,658	$1,925,653

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended
	June 30,	June 30,
	2017	2016

REVENUE
Tipping Fee Revenue	$537,344	$552,115
Tire Repair Revenue	357,959	370,298
Used Tire Sales	122,742	137,900
Scrap Material Sales	61,801	38,613
Total Revenue	1,079,846	1,098,926

COSTS OF REVENUE
Tipping Fee Operations	271,941	205,799
Tire Repair and Sales	156,043	155,531
Used Tires	57,926	81,629
Tire Disposal	353,097	637,730
Total Cost of Revenue	839,007	1,080,689

GROSS PROFIT	240,839	18,237

OPERATING EXPENSES
Start Up Costs	307,704	418,287
Selling	187,320	199,274
General and Administrative	930,902	1,649,605
Depreciation and Amortization	125,851	118,978
Loss on Sale of Assets	6,200	2,111
Total Operating Expense	1,557,977	2,388,255

INCOME (LOSS) FROM OPERATIONS	(1,317,138)	(2,370,018)

OTHER INCOME (EXPENSES)
Interest Expense, net	(165,312)	(134,271)
	(165,312)	(134,271)

INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(1,482,450)	(2,504,289)

Loss Attributable to Non-Controlling Interest	95,503	126,115

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(1,386,947)	$(2,378,174)

Basic and diluted income (loss) per share
Net income (loss) per share	$(0.02)	(0.03)

Weighted average shares outstanding	91,273,793	86,963,484
Basic and diluted

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity/(Deficit)

					Non
	Common Stock		Paid-In	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Totals

Balance, June 30, 2015	81,088,177	$81,088	$19,488,278	$(18,925,985)	$300	$643,681

Common Stock Issued for Cash	4,600,000	4,600	430,400			435,000

Common Stock Issued for Services	4,725,000	4,725	848,025			852,750

Common Stock Issued for O&G Interest	200,000	200	19,800			20,000

Members Contributions to LLC					474,986	474,986

Net Loss				(2,378,174)		(2,378,174)

Loss Attributable to Non-Controlling Interest					(126,115)	(126,115)

Balance, June 30, 2016	90,613,177	90,613	20,786,503	(21,304,159)	349,171	(77,872)

Common Stock Issued for Cash	500,000	500	24,500			25,000

Common Stock Issued for Services	500,000	500	29,500			30,000

Members Contributions to LLC					312,880	312,880

Net Loss				(1,386,947)		(1,386,947)

Loss Attributable to Non-Controlling Interest					(95,503)	(95,503)

Balance, June 30, 2017	91,613,177	$91,613	$20,840,503	$(22,691,106)	$566,548	$(1,192,442)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow

	Year Ended	Year Ended
	June 30,	June 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,482,450)	$(2,504,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	125,851	118,978
Loss on Disposal of Assets	6,200	2,111
Bargain Purchase Gain	—	—
Stock Issued for Services	30,000	852,750
Changes in operating assets and liabilities
Decrease in Accounts Receivable	(14,711)	(42,626)
Decrease in Inventory	39,032	52,430
Increase in Prepaid Expenses	(859)	7,654
Increase in Accounts Payable	355,977	580,990
Increase (Decrease) in Accrued Liabilities	108,328	132,605
Net Cash (Used In) Operating Activities	(832,632)	(799,397)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	—	(19,419)
Proceeds from Sale of Fixed Assets	6,800	—
Net Provided By (Cash Used) in Investing Activities	6,800	(19,419)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of stock	25,000	435,000
Proceeds from Long-Term Debt	5,000	70,000
Proceeds from Convertible Notes Payable - Related Parties	555,013	50,000
Repayment of Debt	(72,186)	(61,083)
Capital Lease Payments	(11,414)	(7,795)
Cash Contributed to LLC by non-controlling member	298,737	324,113
Net Provided By In Financing Activities	800,150	810,235

Net Decrease in Cash	(25,682)	(8,581)

Cash at Beginning of the Period	29,791	38,372

Cash at the End of the Period	$4,109	$29,791

Cash Transactions
Total Amount of Interest Paid in Cash	$81,331	$10,613

Total Income Taxes Paid in Cash	$—	$—

Non Cash financing and Investing Activities
Accrued Interest and Penalities Added to Note Payable	$362,066	$—

Note Payable for Fixed Assets	$—	$123,899

Note assumed by Buyer in Sale of Vehicle	$—	$12,109

Services paid for drectly by non-controlling interest	$14,143	$150,873

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries

Notes to Financial Statements

June 30, 2017 and 2016

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

Recently Issued Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) in May 2014. ASU No. 2014-09 outlines a single, comprehensive revenue recognition model for revenue derived from contracts with customers and it supersedes the most current revenue recognition guidance. This includes current guidance that is industry-specific. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Earlier adoption is permitted as of annual reporting periods beginning after December 15, 2016. The Company is still evaluating the impacts it will have on its current revenue recognition policy.

On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU No. 2017-09 is effective for annual reporting periods beginning after December 15, 2017. The Company is still evaluating the impacts it will have on its current revenue recognition policy.

Income Taxes:

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Cash:

Cash and cash equivalents include cash in banks and short-term investments with original maturities of three months or less. The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non-interest bearing transaction accounts of up to $250,000.  At June 30, 2017, none of the Company’s cash was in excess of federally insured limits.

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

Accounts Receivable:

Accounts Receivable consists of OTR tire repair, disposal, recycling and used tire sales receivables due from customers and are unsecured. The receivables are generally unsecured and such amounts are generally due within 30 to 45 days after the date of the invoice.  Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.   CTR’s policy is generally not to charge interest on receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. CTR’s allowance for doubtful accounts was $4,000 and $4,000 as of June 30, 2017 and 2016, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Inventory:

Inventory of the Company is carried at lower of cost or market. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, used tires for sale carried at the cost of repairs and tire oil produced from the Company’s pyrolysis operations. As of June 30, 2017 and 2016 inventory consisted of:

	2017	2016
Crum Rubber for Processing	$8,087	$8,087
Used Tire for Resale	15,041	49,945
Tire Oil	7,410	11,538
	$30,538	$69,570

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

Net Loss Per Share:

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of notes payable to related parties and stock compensation to officers under employment contracts. The dilutive effect of potential common shares is not reflected in diluted earnings per share because we incurred net losses for the years ended June 30, 2017 and 2016, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive. The total potential common shares include 375,000 for stock compensation and 8,011,823 for convertible debt. The convertible debt is specifically limited to authorized shares available per the note agreements.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified to conform with current year presentation.

NOTE 3 - FORMATION OF FREESTONE DYNAMIS ENERGY PRODUCTS, LLC.

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

During the year ended June 30, 2016 and 2017, Dynamis paid $150,873 and $14,143, respectively for certain engineering and general administrative costs on behalf of FDEP, which are shown on the Statement of Cash Flows as a non-cash financing activity. These payments were treated as capital contributions to the entity by Dynamis. Dynamis also made cash contributions totaling $324,113 and $298,737 to the entity during the year ended June 30, 2016 and 2017, respectively.

NOTE 4 – CONCENTRATION OF CREDIT RISK

At June 30, 2017 and 2016 two customers made up 64% and three customers made up 77% of the Company’s outstanding trade accounts receivable balance, respectively. For the years ending June 30, 2017 and 2016 three customers and two customer accounted for 68% and 60% of the Company’s net revenue, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2017 and 2016 Property, Plant and Equipment was as follows:

	2017	2016
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	8,967	21,967
Automotive Equipment	120,585	120,585
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,754,097	1,767,097
Less Accumulated Depreciation	251,287	125,436
	$1,502,810	$1,641,661

For the year ended June 30, 2017 and 2016 depreciation expense was $125,851 and $118,978, respectively.

NOTE 6 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. CTR had recorded liabilities totaling $320,000 at June 30, 2014 for estimated costs related to dispose of all tires at its Ennis, Texas facility. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. Upon acquisition of CTR by Freestone the liability was reduced to $32,000 as part of the purchase price allocation, and the revaluation of assets and liability to fair market value. The reduction was due to the formation of FDEP. CTR plans to convert the majority of the tires into crum rubber, and sell it to FDEP as a feedstock for its specialized pyrolysis operations. The remaining $32,000 was an estimate of cost of disposing of the tires that are not acceptable for use as feedstock. At June 30, 2016, CTR increased its liability to $400,000 representing the estimated disposal fees on the revised estimate of tires on hand. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year and to date FDEP has not been able to demonstrate the capacity to use the number of tires on hand. The liability is considered short-term and the balance at June 30, 2017 was $400,000.

NOTE 7 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $56,738 and accumulated amortization of $20,209 and $8,861 are included in property, plant and equipment on the balance sheet at June 30, 2017 and 2016, respectively. For the year ended June 30, 2017 and 2016 amortization expense was $11,348 and $8,861, respectively.

At June 30, 2017 and 2016 capital lease obligations were as follows:
		2017	2016
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$7,758	$11,069
Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		11,934	14,969
Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		17,836	22,904
		37,528	48,942

Less current maturities		(11,920)	(11,419)

		$28,608	$37,523

At June 30, 2017 future maturities of capital lease obligations were as follows:

Year Ending June 30:
	2018	$11,920
	2019	$12,484
	2020	$9,839
	2021	$3,285
		$37,528

NOTE 8 – NOTES PAYABLE

At June 30, 2017 and 2016 notes payable were as follows:
		2017	2016
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile		$1,162	$5,676

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment		24,139	79,293
Note payable to bank bearing interest at 6.5% with monthly payment of $809 maturing April, 2020. The note is secured by a truck.		25,054	32,853
Note payable to vendor bearing interest at 6.0% with monthly payment of $800 maturing December, 2016. The note is unsecured.		–	4,718
Line of Credit with Bank maximum $75,000 bearing interest at 6.5% due March, 2018. Line is secured by accounts receivable.		75,000	70,000
Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing June, 2020. Note amended to add $360,065 of accrued interest and penalties to principal in February, 2017. Interest only payable until July, 2017. Monthly payment of $45,904 thereafter. Secured by the common stock and assets of CTR		1,382,065	1,020,000
		1,507,420	1,262,540

Less current maturities		(515,527)	(1,212,261)

		$991,893	$50,279

At June 30, 2017 future maturities of long term debt were as follows:

Year Ending June 30:
	2018	$515,527
	2019	$467,387
	2020	$524,506
		$1,507,420

NOTE 9 –  NOTES PAYABLE – RELATED PARTIES

At June 30, 2017 and 2016 notes payable to officers and shareholders were as follows:
		6/30/17	6/30/16
Note payable to officer bearing interest at 6.5% due December, 2017. The note is convertible into common stock at $.055 a share at maturity. The note is unsecured.		50,000	50,000
Note payable to stockholder bearing interest at 6.5% due December, 2017. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		20,000	–
Note payable to stockholder bearing interest at 6.5% due December, 2017. The note is convertible into common stock at $.055 a share at maturity. The note is unsecured.		535,013	–
		605,013	50,000

Less current maturities		(605,013)	(50,000)

		$–	$–

At June 30, 2017 future maturities of Notes Payable – Related Parties were as follows:

Year Ending June 30:
	2018	$605,013
		$605,013

NOTE 10 – ASSET RETIREMENT OBLIGATIONS

Freestone’s asset retirement obligations (“ARO”) represents the estimated present value of the amount Freestone Resources will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Freestone Resources determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the years ending June 30, 2017 and 2016, Freestone Resources recognized no accretion expense.  CTR did not have an asset retirement obligation.

The following table presents the changes in the asset retirement obligations as of and for the years ended June 30:

	2017	2016
Asset retirement obligations beginning period	$—	$14,470
Accretion expense	—	—
Assumed by Buyer of Property	—	(14,470)
Asset retirement obligations, end of period	$—	$—

NOTE 11 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2017 and 2016 there were 91,613,177 and 90,613,177 common shares outstanding, respectively.

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

In September, 2015 the Company issued 1,350,000 shares of common stock valued at $256,500 to officers of the Company.

In January, 2016 the Company issued 3,000,000 shares of common stock valued at $540,000 to its new CEO in conjunction with his employment contract. See Note 12.

In January, 2016 the Company issued 100,000 shares of common Stock valued at $18,000 to consultant as compensation for services.

In the years ended June 30, 2016 and 2017 the Company issued 275,000 and 500,000 shares valued at $38,250 and $30,000 to the CFO as compensation for services under his employment contract..

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

The Company has not paid any dividends to its shareholders

NOTE 12 – INCOME TAXES

The Company files a consolidated Federal Income Tax Return. As of June 30, 2017 the Company has a NOL carryforward of approximately $5,600,000. Under IRC Code Sec 382 use of NOL carryforwards may be limited due to CTR acquisition by Freestone.

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740, Income Taxes, to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, non-deductible stock for services and environmental reserves based on the income taxes expected to be payable in future years. Deferred tax benefits related to the NOL carryforward of approximated $1,905,000 are fully reserved by a valuation allowance due to the uncertainly of their realization.

FDEP has a calendar tax year and files a separate Form 1065 partnership return with income and loss being allocated based on distributions and contributions under the partnership agreement. Freestone share of the year ended December 31, 2016 loss is included in the consolidated June 30, 2016 return.

The Company has no tax positions at June 30, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Freestone’s tax returns for the years ended June 30, 2017, 2016, 2015 and 2014 and CTR’s tax returns for the periods ended June 30, 2015 and December 31, 2014 are open for examination under Federal Statute of Limitations.

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

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Year Ended June 30, 2017	Year Ended June 30, 2016

Income Tax (benefit) computed at Federal statutory tax rate of 34%	$(498,000)	$(809,000)

Loss allocated to non-controlling interest	108,000	143,000

Non-Deductible Stock Compensation Expense	10,000	290,000

Non-Deductible Travel & Entertainment	—	8,000

Change in valuation allowance	380,000	368,000

Provision For Income Taxes	$—	$—

NOTE 13 – EMPLOYEE BENEFITS AND AGREEMENTS

Officer Agreements:

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

On April 1, 2016, Paul Babb and the Company entered into a two-year employment agreement (“Employment Agreement”) to serve as Controller and Director of SEC reporting. The terms of the Employment Agreement include an initial salary of $5,250 per month, which will increase to $6,667 per month after six months, as well as stock-based compensation in the amount of 1,000,000 shares of the Company’s restricted stock pursuant to Rule 144 to be issued over the life of the contract. On June 1, 2016 Mr. Babb was appointed CFO.

Retirement Plan Contribution:

During the year ended June 30, 2017 and 2016 the Company contributed $6,185 and $6,815 in matching contributions to the Company’s IRA plan.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Freestone has royalty and commission agreements with certain consultants related to the sale of Petrozene™ for their work in the re-launch of the Petrozene™ product line.  These royalty and commission agreements range from 2.5% to 7.5% of the net income the Company receives from Petrozene™ sales, and the agreements also have special royalty provisions for certain customers that expire on April 14, 2030. One of the contracts is with the brother of the former CEO of the Company. In case of change of control of the Company the agreement is voided.

NOTE 15 – GOING CONCERN

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

NOTE 16 – SUBSEQUENT EVENTS

In July, 2017 the Company extended its note payable to an officer for $50,000 and its note payable to a shareholder for $535,008 both originally due July 25, 2017 to both being extended to having a maturity date of December 31, 2017. All other terms of the notes remained the same.

On September 30, 2017 the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract.

