Form 10-Q
period 2017-09-30
FREESTONE RESOURCES, INC.
filed 2017-11-21
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-28753

FREESTONE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0514308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 W. Ave D. Ennis TX, 75119

(Address of principal executive offices)

(972) 875-8427

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of November 14, 2017 there were 91,738,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2017 and June 30, 2017

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS

Current Assets
Cash	$1,754	$4,109
Accounts receivable, net of allowance for doubtful accounts of
$4,000 and $4,000	197,857	155,845
Inventory	23,084	30,538
Prepaid and Other Assets	55,923	44,356
Total Current Assets	278,618	234,848

Property, plant and equipment, net of accumulated depreciation of
$282,750 and $251,287	1,471,347	1,502,810

TOTAL ASSETS	$1,749,965	$1,737,658

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$87,121	$66,429
Accrued liabilities	371,453	313,710
Environmental liability	400,000	400,000
Convertible Notes Payable - Related Party	822,776	605,013
Current portion of capital lease obligation	12,054	11,920
Current portion of long-term debt	512,476	515,527
Total Current Liabilities	2,205,880	1,912,599

Capital lease obligation, less current portion	22,539	25,608
Long-term debt, less current portion	880,180	991,893

TOTAL LIABILITIES	3,108,599	2,930,100

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, 5,000,000 shares authorized, 0 shares issued and outstandiing	0	0
Common stock, $.001 par value, 100,000,000 shares authorized,
91,738,177 and 91,613,177 shares issued and outstanding	91,738	91,613
Additional paid in capital	20,847,878	20,840,503
Accumulated deficit	(22,914,483)	(22,691,106)
Total Freestone Resources, Inc. stockholders' deficit	(1,974,867)	(1,758,990)
Non-Controlling Interest	616,233	566,548
Total equity (deficit)	(1,358,634)	(1,192,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,749,965	$1,737,658

The Accompanying Notes Are An Integral Part of These Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2017 and 2016
(Unaudited)

	September 30,	September 30,
	2017	2016

REVENUE
Tipping Fee Revenue	$175,658	$134,502
Tire Repair Revenue	102,149	95,922
Used Tire Sales	26,025	35,902
Other Revenue	14,173	18,291
Total Revenue	318,005	284,617

COSTS OF REVENUE
Tipping Fee Operations	66,267	70,479
Tire Repair	37,685	38,583
Used Tire Sales	4,101	21,978
Tire Disposal	89,771	79,404
Scrap and Other Costs	6,416	3,862
Total Cost of Revenue	204,240	214,306

GROSS PROFIT	113,765	70,311

OPERATING EXPENSES
Start Up Costs	54,660	94,566
Selling	30,977	51,073
General and Administrative	183,261	217,875
Depreciation and Amortization	31,463	31,463
Total Operating Expenses	300,361	394,977

INCOME (LOSS) FROM OPERATIONS	(186,596)	(324,666)

OTHER INCOME (EXPENSES)
Loss on Sale of Asset	—	(6,200)
Interest Expense, net	(54,458)	(35,719)
	(54,458)	(41,919)

NET INCOME(LOSS)	(241,054)	(366,585)

Loss Attributable to Non-Controlling Interest	17,677	29,794

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(223,377)	$(336,791)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)	(0.00)

Weighted average shares outstanding
Basic and diluted	91,614,536	91,005,840

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
Three Months Ended September 30, 2017 and 2016
(Unaudited)

	September 30,	September 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(241,054)	$(366,585)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	31,463	31,463
Shares Issued for Services	7,500	10,000
Loss on Sale of Fixed Assets	—	6,200
Changes in operating assets and liabilities
(Increase) Decrease in Accounts Receivable	(42,012)	(8,999)
(Increase) Decrease in Inventory	7,454	19,061
(Increase) Decrease in Prepaid Expenses	(11,567)	(36,085)
Increase (Decrease) in Accounts Payable	20,692	23,679
Increase (Decrease) in Accrued Liabilities	57,741	95,727
Net Cash Used in Operating Activities	(169,781)	(225,539)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	—	6,800
Purchase of Fixed Assets	—	—
Net Cash Provided by (Used in) Investing Activities	—	6,800

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	—	25,000
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	67,362	91,969
Proceeds from Convertible Notes Payable - Related party	217,673	104,568
Capital Lease Payments	(2,935)
Repayment of Long-Term Debt	(114,674)	(21,591)
Net Cash Provide by Financing Activities	167,426	199,946

Net Decrease in Cash	(2,355)	(18,793)

Cash at Beginning of the Period	4,109	29,791

Cash at the End of the Period	$1,754	$10,998

Cash Transactions
Total Amount of Interest Paid in Cash	$42,854	$3,649

Non Cash financing and Investing Activities
Expenses Paid Directly by Holders of Non-Controlling
In FDEP	$—	$14,143

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2017 Form 10-K.

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

NOTE 2 – INVENTORY

Inventory of the Company is carried at lower of cost or market. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, used tires for sale carried at the cost of repairs and tire oil produced from the Company’s pyrolysis operations. As of September 30, 2017 and June 30, 2017 inventory consisted of:

	9/30/17	6/30/17
Crum Rubber for Processing	$3,006	$8,087
Used Tire for Resale	12,668	15,041
Tire Oil	7,410	7,410
	$23,084	$30,538

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2017 and June 30, 2017 Property, Plant and Equipment was as follows:

	9/30/17	6/30/17
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	8,967	8,967
Automotive Equipment	120,585	120,585
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,754,097	1,754,097
Less Accumulated Depreciation	282,750	251,287
	$1,471,347	$1,502,810

For the three months ended September 30, 2017 and September 30, 2016 depreciation expense was $31,463 and $31,463, respectively.

NOTE 4 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. CTR had recorded liabilities totaling $320,000 at June 30, 2014 for estimated costs related to dispose of all tires at its Ennis, Texas facility. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. Upon acquisition of CTR by Freestone the liability was reduced to $32,000 as part of the purchase price allocation, and the revaluation of assets and liability to fair market value. The reduction was due to the formation of FDEP. CTR plans to convert the majority of the tires into crum rubber, and sell it to FDEP as a feedstock for its specialized pyrolysis operations. The remaining $32,000 was an estimate of cost of disposing of the tires that are not acceptable for use as feedstock. At June 30, 2016, CTR increased its liability to $400,000 representing the estimated disposal fees on the revised estimate of tires on hand. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year and to date FDEP has not been able to demonstrate the capacity to use the number of tires on hand. The liability is considered short-term and the balance at September 30, 2017 and June 30, 2017 was $400,000, respectively.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $56,738 and accumulated amortization of $23,046 and $20,209 are included in property, plant and equipment on the balance sheet at September 30, 2017 and June 30, 2017, respectively. For the three months ended September 30, 2017 and September 30, 2016 amortization expense was $2,837 and $2,837, respectively.

At September 30, 2017 and June 30, 2017 capital lease obligations were as follows:
		9/30/17	6/30/17
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$6,904	$7,758
Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		11,146	11,934
Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		16,543	17,836
		34,593	37,528

Less current maturities		(12,054)	(11,920)

		$22,539	$25,608

At September 30, 2017 future maturities of capital lease obligations were as follows:

Year Ending September 30:
	2018	$12,054
	2019	$12,308
	2020	$9,311
	2021	$920
		$34,593

NOTE 6 – NOTES PAYABLE

At September 30, 2017 and June 30, 2017 notes payable were as follows:
		9/30/17	6/30/17
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile		$—	$1,162

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment		9,786	24,139
Note payable to bank bearing interest at 6.5% with monthly payment of $809 maturing April, 2020. The note is secured by a truck.		23,023	25,054
Line of Credit with Bank maximum $75,000 bearing interest at 6.5% due March, 2018. Line is secured by accounts receivable.		75,000	75,000

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing June, 2020. Note amended to add $360,065 of accrued interest and penalties to principal in February, 2017. Interest only payable until July, 2017. Monthly payment of $45,904 thereafter. Secured by the common stock and assets of CTR		1,284,847	1,382,065
		1,392,656	1,507,420

Less current maturities		(512,476)	(515,527)

		$880,180	$991,893

At September 30, 2017 future maturities of long term debt were as follows:

Year Ending September 30:
	2018	$512,476
	2019	$481,425
	2020	$398,755
		$1,392,656

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At September 30, 2017 and June 30, 2017 notes payable to officers and shareholders were as follows:
		9/30/17	6/30/17
Note payable to officer bearing interest at 6.5% due December, 2017. The note is convertible into common stock at $.055 a share at maturity. The note is unsecured.		50,000	50,000
Note payable to stockholder bearing interest at 6.5% due December, 2017. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		20,000	20,000
Note payable to stockholder bearing interest at 6.5% due December, 2017. The note is convertible into common stock at $.055 a share at maturity. The note is unsecured.		752,776	535,013
		822,776	605,013

Less current maturities		(822,776)	(605,013)

		$—	$—

At September 30, 2017 future maturities of Notes Payable – Related Parties were as follows:

Year Ending September 30:
	2018	$822,776
		$822,776

NOTE 8 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2017 and June 30, 2017 there were 91,738,177 and 91,613,177 common shares outstanding, respectively.

On September 30, 2017, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.06 per share which was the fair market value.

The company is authorized to issue 5,000,000 shares of preferred stock.  As of September 30, 2017 and June 30, 2017 there were no shares issued and outstanding.

As of September 30, 2017 there were no stock warrants outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – GOING CONCERN

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

NOTE 11 – SUBSEQUENT EVENTS

On November 2, 2017 the Company formed Freestone Dynamis Acquisition, LLC an Idaho limited liability Company.

On November 2, 2017, Freestone entered into an Agreement and Plan of Merger (the “Plan”) with Freestone Dynamis Acquisition, LLC, an Idaho limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and Dynamis Energy, LLC, an Idaho limited liability company (“Dynamis”). Pursuant to the terms of the Plan, at the Effective Time (as defined in the Plan) thereof: (i) Merger Sub will be merged with and into Dynamis, with the separate existence of Merger Sub to cease and with Dynamis to continue as the surviving entity and as a wholly owned subsidiary of the Company; and (ii) all Units of Dynamis will be exchanged for shares of the Company’s common stock to be paid in accordance with Article II of the Plan (the “Merger”). At the closing of the Merger, it is expected that the members and warrant holders of Dynamis will collectively own or have the right to purchase (through exercising a warrant to purchase Dynamis Units, which the Company will have the right to exchange shares of its common stock in exchange for such Dynamis Units) shares of the Company’s common stock, representing approximately seventy five percent (75%) of the Company’s issued and outstanding shares. The Merger contemplated by the Plan, together with the Rights Offering (as defined below), is intended to qualify as a nontaxable exchange pursuant to Section 351 of the Internal Revenue Code of 1986, as amended.

The closing of the Merger is subject to numerous conditions including, but not limited to, the following:

  At or one week prior to the Effective Time, the Company shall have commenced a rights offering to its stockholders on the terms set forth in the Plan (the “Rights Offering”), which Rights Offering shall remain open for a period of 90 days;

  The approval by the Company’s stockholders and the filing with the Nevada Secretary of State of an amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock in an amount sufficient to consummate the Merger, the Rights Offering, the Company’s new equity incentive plan and the other transactions contemplated by the Plan;

  The effectiveness of the Company’s to-be-filed: (i) Registration Statement on Form S-3 relating to the registration under the Securities Act, of the shares of Company common stock to be issued in its Rights Offering; and (ii) Registration Statement on Form S-4 relating to the authorization and the registration under the Securities Act of the shares of Company common stock to be issued in the Merger;

  Dynamis members, together with Company stockholders participating in the Rights Offering, shall collectively hold at least 80 percent of the total issued and outstanding shares of the Company’s stock (other than stock subject to vesting restrictions); and

  The Company’s stockholders shall have approved the Company’s new equity incentive plan that is contemplated by the Plan.

In addition, either party may terminate the Plan at any time prior to closing on certain terms and conditions as set forth in Article VIII thereof.

The Company is an oil and gas technology development company that is actively developing and marketing technologies and solvents designed to benefit various sectors in the oil and gas industry. The Company has re-launched its Petrozene™ solvent after developing a new and improved formula. Petrozene™ is primarily used to dissolve paraffin buildup and is primarily used for pipelines, oil storage tanks, oil sludge buildup, de-emulsification, well treatment, as a corrosion inhibitor and as a catalyst in opening up formations, thereby aiding in oil production.

Dynamis is an Eagle, Idaho based technology development company focused on waste management and energy production from solid wastes to provide sustainable economic and environmental benefits, while turning such waste into usable products. As such, Dynamis provides technology to recycle municipal and other solid wastes to produce sustainable economic and environmental benefits, in the form of fixed and mobile waste-to-energy plants. Dynamis has a network of agents worldwide to support the sale of its technology and products. Currently Dynamis has projects in various stages of development in Europe, Asia, South America, the Caribbean, and the US.

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue – Our revenue for the three months ended September 30, 2017 was $318,005 compared to $284,617 for the three months ended September 30, 2016. An increase of 12% due primarily due to increases in CTR’s tire disposal and tire repair business.

Cost of Revenues – Cost of revenue decreased from $214,306 for the three months ended September 30, 2016 to $204,240 for the three months ended September 30, 2016 despite the increase in revenue. This was primarily due to decreased costs in the Company’s trucking operations related to repair and maintenance which was unusually high in the prior year. In addition the cost of used tires sold drop as a result of all tires costed at fair market value at the acquisition of CTR being sold in the prior year.

Operating Expense – Total operating expenses dropped from $394,977 for the three months ended September 30, 2016 to $300,361 for the three months ended September 30, 2017. The primary area of decrease was in the parent company Freestone in the form of decreased employee compensation and professional fees. Operating expenses of CTR decreased from $126,120 for the three months ended September 30, 2016 to $98,141 for the three months ended September 30, 2017 due primarily to a decrease in officer compensation. Startup costs for FDEP decreased from $94,566 for the three months ended September 30, 2016 to $54,660 for the three months ended September 30, 2017. The decrease was primarily due to FDEP reduction in activity as a result of the TCEQ permitting issues. The Company anticipates to resume full operations next quarter.

Other Income and Expenses – Other income and expense for the three months ended September 30, 2017 consisted of $54,458 of interest expense compared to other income and expense for the three months ended September 30, 2016 consisting of $35,719 of interest expense and a loss of $6,200 on the sale of fixed assets. The increase in interest expense was due the Company’s increase in debt.

Net Income (Loss)

Net loss for the three months ended September 30, 2017 was $241,054 compared $366,585 for the three months ended September 30, 2015.   The decrease in the net loss was due to the increase in gross profit from higher sales and increased margins and the decrease in operating expenses.

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

Net cash used in operations was $169,781 for the three months ended September 30, 2017 compared to net cash used by operations of $225,539 for the three months ended September 30, 2016. The decrease was a result in the decrease in the Company’s net loss detailed above. The cash used in operations was offset by $67,362 of cash contributions to FDEP by the non-controlling interest and a net proceeds from debt including related party debt of $100,065.

Employees

As of September 30, 2017 CTR had 14 full-time employees. Freestone has three employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2017, our Chief Executive and Chief Financial Officer as of September 30, 2017 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 20, 2017

