Form 10-Q/A
period 2017-09-30
FREESTONE RESOURCES, INC.
filed 2017-12-04
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

1

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

2

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2017 as filed with the Securities and Exchange Commission on November 20, 2017 is to furnish Exhibits 101 which were inadvertently omitted from its initial Form 10-Q filing due to a technical issue.

No changes have been made to the Quarterly Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

3

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

Date: December 4, 2017

4