Form 10-Q
period 2017-12-31
FREESTONE RESOURCES, INC.
filed 2018-02-09
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of January 31, 2018 there were 91,863,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2017 and June 30, 2017

	December 31,	June 30,
	2017	2017
	(Unaudited)

ASSETS

Current Assets
Cash	$17,367	$4,109
Accounts receivable, less allowance for doubtful accounts
of $4,000 and $4,000	181,264	155,845
Inventory	18,632	30,538
Prepaid and Other Assets	36,538	44,356
Total Current Assets	253,801	234,848

Property, plant and equipment, net of accumulated depreciation of
$304,946 and $251,287	1,440,184	1,502,810

TOTAL ASSETS	$1,693,985	$1,737,658

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$79,227	$66,429
Accrued liabilities	413,101	313,710
Environmental liability	400,000	400,000
Convertible Notes Payable - Related Parties	1,036,048	605,013
Current portion of capital lease obligations	12,208	11,920
Current portion of long-term debt	515,577	515,527
Total Current Liabilities	2,456,161	1,912,599

Capital lease obligation, less current portion	19,436	25,608
Long-term debt, less current portion	765,113	991,893

TOTAL LIABILITIES	3,240,710	2,930,100

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5.000,000 shares authorized, 0 shares issued
and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
91,863,177 and 91,613,177 shares issued and outstanding	91,863	91,613
Additional paid in capital	20,854,003	20,840,503
Accumulated deficit	(23,149,555)	(22,691,106)
Total Freestone Resources, Inc. stockholders' deficit	(2,203,689)	(1,758,990)
Non-Controlling Interest	656,964	566,548
Total equity (deficit)	(1,546,725)	(1,192,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,693,985	$1,737,658

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
Three and Six Months Ended December 31, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

REVENUE
Tipping Fee Revenue	$151,650	$143,460	$327,308	$277,962
Tire Repair Revenue	102,887	87,116	205,036	183,038
Used Tire Sales	33,700	34,840	59,725	70,742
Scrap Material Sales	15,816	11,391	29,989	29,682
Total Revenue	304,053	276,807	622,058	561,424

COSTS OF REVENUE
Tipping Fee Operations	68,625	65,428	134,892	135,907
Tire Repair	37,229	37,480	74,914	76,063
Used Tire Sales	3,507	23,371	7,608	45,349
Tire Disposal	82,295	73,153	172,066	152,557
Scrap and Other Costs	2,496	—	8,912	3,862
Total Cost of Revenue	194,152	199,432	398,392	413,738

GROSS PROFIT	109,901	77,375	223,666	147,686

OPERATING EXPENSES
Joint Venture Start Up Costs	47,930	71,415	102,590	165,981
Selling	30,051	47,843	61,028	98,916
General and Administrative	196,695	295,178	379,956	513,053
Depreciation and Amortization	31,163	31,463	62,626	62,926
Total Operating Expense	305,839	445,899	606,200	840,876

INCOME (LOSS) FROM OPERATIONS	(195,938)	(368,524)	(382,534)	(693,190)

OTHER INCOME (EXPENSES)
Loss on Sale of Asset	—	—	—	(6,200)
Interest Expense, net	(54,789)	(36,775)	(109,247)	(72,494)
	(54,789)	(36,775)	(109,247)	(78,694)

NET INCOME(LOSS)	(250,727)	(405,299)	(491,781)	(771,884)

Loss Attributable to Non-Controlling Interest	15,655	22,358	33,332	52,152

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(235,072)	$(382,941)	$(458,449)	$(719,732)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding
Basic and diluted	91,614,536	91,239,536	91,677,036	91,122,688

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
Six Months Ended December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(491,781)	$(771,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	62,626	62,926
Shares Issued for Services	13,750	17,500
Loss on Sale of Fixed Assets	—	6,200
Changes in operating assets and liabilities
(Incease) Decrease in Accounts Receivable	(25,419)	27,008
(Increase) Decrease in Inventory	11,906	41,234
(Increase) Decrease in Prepaid Expenses	7,818	(7,930)
Increase (Decrease) in Accrued Liabilities	99,391	256,406
Increase (Decrease) in Accounts Payable	12,799	33,053
Net Cash Provided by (Used In) Operating Activities	(308,910)	(335,487)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	—	6,800
Net Cash Provided By (Used in) Investing Activities	—	6,800

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	—	25,000
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	123,748	164,475
Proceeds from Convertible Notes Payable - Related party	430,945	171,261
Capital Lease Payments	(5,884)	(5,823)
Repayment of Debt	(226,641)	(37,682)
Net Cash Provided by (Used In) Financing Activities	322,168	317,231

Net Increase (Decrease) in Cash	13,258	(11,456)

Cash at Beginning of the Period	4,109	29,791

Cash at the End of the Period	$17,367	$18,335

Cash Transactions
Total Amount of Interest Paid in Cash	$82,533	$6,960

Non Cash financing and Investing Activities

Expenses Paid Directly by Holders of Non-Controlling
Interest in FDEP	$—	$14,143

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2017

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

On November 2, 2017 the Company formed Freestone Dynamis Acquisition, LLC an Idaho limited liability Company for the purposed of facilitating the acquisition of Dynamis Energy, LLC. as discuss farther in Note 11 below.

Unaudited Interim Financial Statements:

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the six months ended December 31, 2017 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2017 Form 10-K.

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

NOTE 2 – INVENTORY

Inventory of the Company is carried at lower of cost or market. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, used tires for sale carried at the cost of repairs and tire oil produced from the Company’s pyrolysis operations. As of December 31, 2017 and June 30, 2017 inventory consisted of:

	12/31/17	6/30/17
Crum Rubber for Processing	$511	$8,087
Used Tire for Resale	10,711	15,041
Tire Oil	7,410	7,410
	$18,632	$30,538

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2017 and June 30, 2017 Property, Plant and Equipment was as follows:

	12/31/17	6/30/17
Land	$360,000	$360,000
Buildings and Improvements	700,000	700,000
Computers and Office Furniture	—	8,967
Automotive Equipment	120,585	120,585
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,745,130	1,754,097
Less Accumulated Depreciation and amortization	304,946	251,287
	$1,440,184	$1,502,810

For the six months ended December 31, 2017 and December 31, 2016 depreciation and amortization expense was $62,626 and $62,926 respectively.

NOTE 4 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. CTR had recorded liabilities totaling $320,000 at June 30, 2014 for estimated costs related to dispose of all tires at its Ennis, Texas facility. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. Upon acquisition of CTR by Freestone the liability was reduced to $32,000 as part of the purchase price allocation, and the revaluation of assets and liability to fair market value. The reduction was due to the formation of FDEP. CTR plans to convert the majority of the tires into crum rubber, and sell it to FDEP as a feedstock for its specialized pyrolysis operations. The remaining $32,000 was an estimate of cost of disposing of the tires that are not acceptable for use as feedstock. At June 30, 2016, CTR increased its liability to $400,000 representing the estimated disposal fees on the revised estimate of tires on hand. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year. To date FDEP has not been able to demonstrate the capacity to use the number of tires on hand. The liability is considered short-term and the balance at December 31, 2017 and June 30, 2017 was $400,000, respectively.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $56,738 and accumulated amortization of $25,883 and $20,209 are included in property, plant and equipment on the balance sheet at December 31, 2017 and June 30, 2017, respectively. For the six months ended December 31, 2017 and December 31, 2016 amortization expense was $5,674 and $5,674, respectively.

At December 31, 2017 and June 30, 2017 capital lease obligations were as follows:
		12/31/17	6/30/17
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$6,041	$7,758

Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		10,348	11,934

Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		15,255	17,836
		31,644	37,528

Less current maturities		(12,208)	(11,920)

		$19,436	$25,608

At December 31, 2017 future maturities of capital lease obligations were as follows:

Year Ending December 31:
	2018	$12,208
	2019	$11,495
	2020	$7,941
		$31,644

NOTE 6 – NOTES PAYABLE

At December 31, 2017 and June 30, 2017 notes payable were as follows:
		12/31/17	6/30/17
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile.		$—	$1,162

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment.		—	24,139

Note payable to bank bearing interest at 6.5% with monthly payment of $809 maturing April, 2020. The note is secured by a truck.		21,005	25,054

Line of Credit with Bank maximum $75,000 bearing interest at 6.5% due March, 2018. Line is secured by accounts receivable.		75,000	75,000

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing June, 2020. Note amended to add $360,065 of accrued interest and penalties to principal in February, 2017. Interest only payable until July, 2017. Monthly payment of $45,904 thereafter. Secured by the common stock and assets of CTR		1,184,685	1,382,065
		1,280,690	1,507,420

Less current maturities		(515,577)	(515,527)

		$765,113	$991,893

At December 31, 2017 future maturities of long term debt were as follows:

Year Ending December 31:
	2018	$515,577
	2019	$495,887
	2020	$269,226
		$1,280,690

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At December 31, 2017 and June 30, 2017 notes payable to officers and shareholders were as follows:
		12/31/17	6/30/17
Note payable to officer bearing interest at 6.5% due June, 2018. The note is convertible into common stock at $.055 upon closing a Dynamis merger. The note is unsecured.		$50,000	$50,000

Note payable to stockholder bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		20,000	20,000

Note payable to stockholder bearing interest at 6.5% due June, 2018. The note is convertible into common stock at $.055 a share at maturity limited to available shares. The note is unsecured.		966,048	535,013
		1,036,048	605,013

Less current maturities		(1,036,048)	(605,013)

		$—	$—

At December 31, 2017 future maturities of Notes Payable – Related Parties were as follows:

Year Ending December 31:
	2018	$1,036,048
		1,036,048

NOTE 8 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2017 and June 30, 2017 there were 91,863,177 and 91,613,177 common shares outstanding, respectively.

On September 30, 2017, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.06 per share which was the fair market value.

On December 31, 2017, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.05 per share which was the fair market value.

The Company is authorized to issue 5,000,000 shares of preferred stock.  As of December 31, 2017 and June 30, 2017 there were no shares issued and outstanding.

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

NOTE 11 – MERGER AGREEMENT

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2017, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations

Three and six months ended December 31, 2017 compared to three months ended December 31, 2016

Revenue – Our revenue for the three months ended December 31, 2017 was $304,053 compared to $276,307 for the three months ended December 31, 2016. The increase of 10% due primarily due to increases in CTR’s tire disposal and tire repair business. Our revenue for the six months ended December 31, 2017 was $622,058 compared to $561,424 for the six months ended December 31, 2016 and increase of 11% due to the same factors.

Cost of Revenues – Cost of revenue decreased from $199,432 for the three months ended December 31, 2016 to $194,152 for the three months ended December 30, 2017 and from $413,738 for the six months ended December 31, 2016 to $398,392 for the six months ended December 31, 2017 despite the increase in revenue. This was primarily due to an increase in margin on used tire sale as a result of all tires costed at fair market value at the acquisition of CTR being sold in the prior year.

Operating Expense – Total operating expenses dropped from $840,876 for the six months ended December 31, 2016 to $606,200 for the six months ended December 31, 2017 and from $445,899 for the three months ended December 31, 2016 to $305,869 for the three months ended December 31, 2017. The primary area of decrease was in the parent company Freestone in the form of decreased employee compensation and professional fees. Operating expenses of CTR decreased from $321,228 for the six months ended December 31, 2016 to $219,220 for the six months ended December 31, 2017 and from $197,862 for the three months ended December 31, 2016 to $120,132 for the three months ended December 31, 2017 due primarily to a decrease in selling cost of $37.888 and a one time accrual of $48,750 for TCEQ penalties a year ago. Startup costs for FDEP decreased from $165,981 for the six months ended December 31, 2016 to $102,590 for the six months ended December 31, 2017. The decrease was primarily due to FDEP reduction in activity as a result of the TCEQ permitting issues. The Company anticipates to resume full operations in the second half of the year.

Other Income and Expenses – Other income and expense for the six months ended December 31, 2017 consisted of $109,247 of interest expense compared to other income and expense for the six months ended December 31, 2016 consisting of $72,494 of interest expense and a loss of $6,200 on the sale of fixed assets. For the three months ended December 31, 2017 interest expense was $54,789 compared to $36,775 for the three months ended December 31, 2016. The increase in interest expense was due the Company’s increase in debt.

Net Income (Loss)

Net loss for the six months ended December 31, 2017 was $458,449 compared $719,732 for the six months ended December 31, 2016.  For the three months ended December 31, 2017 the net loss was $235,072 compared to $382,941 for the three months ended December 31, 2016. The decrease in the net loss was due to the increase in gross profit from higher sales and increased margins and the decrease in operating expenses detailed above.

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

Net cash used in operations was $308,910 for the six months ended December 31, 2017 compared to net cash used by operations of $335,487 for the six months ended December 31, 2017. The decrease was not as great as the reduction in loss primarily due to changes in the Company debt service requiring interest rolled into the debt in prior years to be paid monthly. The cash used in operations was offset by $123,748 of cash contributions to FDEP by the non-controlling interest and a net increase in debt of $198,420.

Employees

As of December 31, 2017 CTR had 17 full-time employees. Freestone has three employees.

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	The Company filed a Form 8-K on November 6, 2017 related to its entry into a Material Definitive Agreement.

(b)   Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Michael McGhan

Michael McGhan, CEO

By /s/ Paul E. Babb

Paul E. Babb CFO

Date: February 7, 2018

