Form 10-Q
period 2018-03-31
FREESTONE RESOURCES, INC.
filed 2018-05-15
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer [ ]	Accelerated Filer [ ]
Non-Accredited Filer [ ]	Smaller Reporting Company [X]

Emerging growth company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [X] No [ ]

As of April 30, 2018 there were 91,988,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2018 and June 30, 2017

	March 31,	June 30,
	2018	2017
	(Unaudited)

ASSETS

Current Assets
Cash	$4,325	$4,109
Accounts receivable, less allowance for doubtful accounts
of $4,000 and $4,000	146,221	155,845
Inventory	20,343	30,538
Prepaid and Other Assets	70,778	44,356
Total Current Assets	241,667	234,848

Property, plant and equipment, net of accumulated depreciation of
$336,789 and $251,287	1,415,041	1,502,810

TOTAL ASSETS	$1,656,708	$1,737,658

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$79,866	$66,429
Accrued liabilities	530,000	313,710
Environmental liability	400,000	400,000
Convertible Notes Payable - Related Parties	1,245,395	605,013
Current portion of capital lease obligations	12,345	11,920
Current portion of long-term debt	528,793	515,527
Total Current Liabilities	2,796,399	1,912,599

Capital lease obligation, less current portion	16,297	25,608
Long-term debt, less current portion	646,590	991,893

TOTAL LIABILITIES	3,459,286	2,930,100

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized, 0 shares issued
and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
91,988,177 and 91,613,177 shares issued and outstanding	91,988	91,613
Additional paid in capital	20,858,878	20,840,503
Accumulated deficit	(23,452,975)	(22,691,106)
Total Freestone Resources, Inc. stockholders' deficit	(2,502,109)	(1,758,990)
Non-Controlling Interest	699,531	566,548
Total equity (deficit)	(1,802,578)	(1,192,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,656,708	$1,737,658

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
Three and Nine Months Ended March 31, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

REVENUE
Tipping Fee Revenue	$140,502	$117,714	$467,810	$395,676
Tire Repair Revenue	78,939	86,851	283,975	269,619
Used Tire Sales	25,525	36,575	85,250	107,317
Scrap Material Sales	13,841	9,020	43,830	38,702
Total Revenue	258,807	249,890	880,865	811,314

COSTS OF REVENUE
Tipping Fee Operations	74,711	56,266	209,603	192,173
Tire Repair	37,288	33,228	112,202	112,291
Used Tire Sales	1,742	8,631	9,350	53,980
Tire Disposal	121,051	66,729	293,117	219,286
Scrap and Other Costs	—	—	8,912	3,862
Total Cost of Revenue	234,792	167,854	633,184	581,592

GROSS PROFIT	24,015	82,036	247,681	229,722

OPERATING EXPENSES
Joint Venture Start Up Costs	54,213	73,698	156,830	239,679
Selling	31,535	44,319	92,563	143,235
General and Administrative	172,771	264,853	552,727	777,906
Depreciation and Amortization	31,843	31,463	94,469	94,389
Total Operating Expense	290,362	414,333	896,562	1,255,209

INCOME (LOSS) FROM OPERATIONS	(266,347)	(332,297)	(648,881)	(1,025,487)

OTHER INCOME (EXPENSES)
Loss on Sale of Asset	—	—	—	(6,200)
Interest Expense, net	(54,610)	(41,644)	(163,857)	(114,138)
	(54,610)	(41,644)	(163,857)	(120,338)

NET INCOME(LOSS)	(320,957)	(373,941)	(812,738)	(1,145,825)

Loss Attributable to Non-Controlling Interest	17,537	23,755	50,869	75,907

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(303,420)	$(350,186)	$(761,869)	$(1,069,918)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding
Basic and diluted	91,864,536	91,361,551	91,738,633	91,202,722

The Accompanying Notes Are An Integral Part of These Unaudited Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
Nine Months Ended March 31, 2018 and 2017

	March 31,	March 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(812,738)	$(1,145,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	94,469	94,389
Shares Issued for Services	18,750	23,750
Loss on Sale of Fixed Assets	—	6,200
Changes in operating assets and liabilities
(Increase) Decrease in Accounts Receivable	9,624	(10,521)
(Increase) Decrease in Inventory	10,195	41,871
(Increase) Decrease in Prepaid Expenses	(26,422)	(29,731)
Increase (Decrease) in Accrued Liabilities	216,290	358,619
Increase (Decrease) in Accounts Payable	13,437	74,997
Net Cash Provided by (Used In) Operating Activities	(476,395)	(586,251)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	—	6,800
Purchase of Fixed Assets	(6,700)	—
Net Cash Provided By (Used in) Investing Activities	(6,700)	6,800

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	—	25,000
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	183,852	240,449
Proceeds from Convertible Notes Payable - Related party	640,382	355,567
Capital Lease Payments	(8,886)	(8,493)
Repayment of Debt	(332,037)	(54,916)
Net Cash Provided by (Used In) Financing Activities	483,311	557,607

Net Increase (Decrease) in Cash	216	(21,844)

Cash at Beginning of the Period	4,109	29,791

Cash at the End of the Period	$4,325	$7,947

Supplemental Disclosure of Cash Flow Information
Interest Paid in Cash	$118,905	$51,334

Income Taxes Paid in Cash	$—	$—

Non Cash Financing and Investing Activities

Accrued Interest and Penalties Added to Note Payable	$—	$360,065
Interest in FDEP	$—	$14,143

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

On November 2, 2017, the Company formed Freestone Dynamis Acquisition, LLC an Idaho limited liability Company for the purpose of facilitating the acquisition of Dynamis Energy, LLC as discussed further in Note 11 below.

Unaudited Interim Financial Statements:

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended March 31, 2018 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2017 Form 10-K.

Recently Issued Accounting Pronouncements:

Stock compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. As such, The Company adopted these provisions as of the fiscal year beginning January 1, 2017. There was no material effect of the new provisions on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. As such, The Company is required to adopt these provisions as of the fiscal year beginning on January 1, 2018. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We are currently assessing the potential impact of ASU 2017-09 on our consolidated financial statements and results of operations.

Leases

In February 2016, FASB issued ASU 2016-02— Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. As such, The Company is required to adopt these provisions as of the fiscal year beginning on January 1, 2019. The Company is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on The Company’s presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows.

Revenue:

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company's fiscal year beginning January 1, 2018, including interim reporting periods within that year. The new guidance is not expected to have an impact on the Company's consolidated financial statements. The Company has analyzed the standard and will implement any relevant provisions for the interim periods beginning January 1,2018.

Inventory

In July 2015, FASB issued ASU 2015-11— Inventory (Topic 330): “Simplifying the Measurement of Inventory”. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. As such, the Company adopted these provisions beginning on January 1, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The update is part of FASB’s Simplification Initiative, the objective of which is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced. Pursuant to the update, an entity should measure inventory at the lower of cost and net realizable value. The amendments in the update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). Adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

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

NOTE 2 – INVENTORY

Inventory of the Company is carried at lower of cost or market. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, used tires for sale carried at the cost of repairs and tire oil produced from the Company’s pyrolysis operations. As of March 31, 2018 and June 30, 2017 inventory consisted of:

	3/31/18	6/30/17
Crum Rubber for Processing	$511	$8,087
Used Tires for Resale	12,422	15,041
Tire Oil	7,410	7,410
	$20,343	$30,538

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2018 and June 30, 2017 Property, Plant and Equipment was as follows:

	3/31/18	6/30/17
Land	$360,000	$360,000
Buildings and Improvements	706,700	700,000
Computers and Office Furniture	—	8,967
Automotive Equipment	120,585	120,585
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,751,830	1,754,097
Less Accumulated Depreciation and amortization	336,789	251,287
	$1,415,041	$1,502,810

For the six months ended March 31, 2018 and March 31, 2017 depreciation and amortization expense was $94,469 and $94,389, respectively.  This includes the amortization expense of capital lease assets as discussed in Note 5.

NOTE 4 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. At its acquisition by Freestone CTR had recorded liabilitiesAtA for estimated costs related to dispose of all tires at its Ennis, Texas facility. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. At June 30, 2016, CTR increased its liability to $400,000 representing the estimated disposal fees on the revised estimate of tires on hand. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year. To date FDEP has not been able to demonstrate the capacity to use the number of tires on hand. The liability is considered short-term and the balance at March 31, 2018 and June 30, 2017 was $400,000, respectively.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $56,738 and accumulated amortization of $28,720 and $20,209 are included in property, plant and equipment on the balance sheet at March 31, 2018 and June 30, 2017, respectively. For the nine months ended March 31, 2018 and March 31, 2017 amortization expense was $8,511 and $8,511, respectively.

At March 31, 2018 and June 30, 2017 capital lease obligations were as follows:
		3/31/18	6/30/17
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$5,166	$7,758

Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		9,542	11,934

Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		13,934	17,836
		28,642	37,528

Less current maturities		(12,345)	(11,920)

		$16,297	$25,608

At March 31, 2018 future maturities of capital lease obligations were as follows:

Year Ending March 31:
	2019	$12,345
	2020	$10,672
	2021	$5,625
		$28,642

NOTE 6 – NOTES PAYABLE

At March 31, 2018 and June 30, 2017 notes payable were as follows:
		3/31/18	6/30/17
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile.		$—	$1,162

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment.		—	24,139

Note payable to bank bearing interest at 6.5% with monthly payment of $809 maturing April, 2020. The note is secured by a truck.		18,895	25,054

Line of Credit with Bank maximum $75,000 bearing interest at 6.5% due March, 2018. Line is secured by accounts receivable.		75,000	75,000

Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing June, 2020. Note amended to add $360,065 of accrued interest and penalties to principal in February, 2017. Interest only payable until July, 2017. Monthly payment of $45,904 thereafter. Secured by the common stock and assets of CTR		1,081,488	1,382,065
		1,175,383	1,507,420

Less current maturities		(528,793)	(515,527)

		$646,590	$991,893

At March 31, 2018 future maturities of long term debt were as follows:

Year Ending March 31:
	2019	$528,793
	2020	$510,785
	2021	$135,805
		$1,175,383

NOTE 7 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At March 31, 2018 and June 30, 2017 notes payable to officers and shareholders were as follows:
		3/31/18	6/30/17
Note payable to officer bearing interest at 6.5% due June, 2018. The note is convertible into common stock at $0.055 upon closing a Dynamis merger. The note is unsecured.		$50,000	$50,000

Note payable to stockholder bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $0.05 a share at maturity. The note is unsecured.		20,000	20,000

Note payable to stockholder bearing interest at 6.5% due June, 2018. The note is convertible into common stock at $0.055 a share at maturity limited to available shares. The note is unsecured.		1,170,395	535,013
		1,245,395	605,013

Less current maturities		(1,245,395)	(605,013)

		$—	$—

At March 31, 2018 future maturities of Notes Payable – Related Parties were as follows:

Year Ending March 31:
	2019	$1,245,395
		1,245,395

NOTE 8 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2018 and June 30, 2017 there were 91,988,177 and 91,613,177 common shares outstanding, respectively.

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

On March 31, 2018, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.04 per share which was the fair market value.

The Company is authorized to issue 5,000,000 shares of preferred stock.  As of March 31, 2018 and June 30, 2017 there were no shares issued and outstanding.

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

In addition, either party may terminate the Plan at any time prior to closing on certain terms and conditions.

NOTE 13 – SUBSEUENT EVENTS

On April 30, 2018 the Company consolidated its $75,000 Bank Line of Credit and the remaining balance of it installment bank note into a new installment note totaling $82,876. The new note bears interest at 7.0% with monthly payments of $3,718 and matures in May, 2020.

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

Results of Operations

Three and nine months ended March 31, 2018 compared to three and nine months ended March 31, 2018

Revenue – Our revenue for the three months ended March 31, 2018 was $258,807 compared to $249,890 for the three months ended March 31, 2017. The increase of 3.6% was due primarily due to increases in CTR’s tire disposal business. Our revenue for the nine months ended March 31, 2018 was $880,865 compared to $811,314 for the nine months ended March 31, 2017 and increase of 8.6% due to the same factors.

Cost of Revenues – Cost of revenue increased from $167,854 for the three months ended March 31, 2017 to $234,792 for the three months ended March 31, 2018 and from $581,592 for the nine months ended March 31, 2017 to $633,184 for the nine months ended March 31, 2018. This was primarily due to an increase in tire disposal costs to reduce the number of tires on hand to bring the Company into compliance with it TCEQ permit

Operating Expense – Total operating expenses dropped from $1,255,209 for the nine months ended March 31, 2017 to $896,562 for the nine months ended March 31, 2018 and from $414,333 for the three months ended March 31, 2017 to $290,362 for the three months ended March 31, 2018. The primary area of decrease was in the parent company Freestone in the form of decreased employee compensation and professional fees. Operating expenses of CTR decreased from $433,341 for the nine months ended March 31, 2017 to $314,552 for the nine months ended March 31, 2018 due primarily to a decrease in selling costs of $50,672 and a one time accrual of $48,750 for TCEQ penalties a year ago. Startup costs for FDEP decreased from $239,679 for the nine months ended March 31, 2017 to $156,803 for the nine months ended March 31, 2018. The decrease was primarily due to FDEP reduction in activity as a result of the TCEQ permitting issues. The Company anticipates to resume full operations in the second half of the year.

Other Income and Expenses – Other income and expense for the nine months ended March 31, 2018 consisted of $163,857 of interest expense compared to other income and expense for the nine months ended March 31, 2017 consisting of $114,138 of interest expense and a loss of $6,200 on the sale of fixed assets. The increase in interest expense was due the Company’s increase in debt.

Net Income (Loss)

Net loss for the nine months ended March 31, 2018 was $812,738 compared to $1,145,825 for the nine months ended March 31, 2017.   The decrease in the net loss was due to the increase in gross profit from higher sales and increased margins and the decrease in operating expenses detailed above.

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

Net cash used in operations was $476,395 for the nine months ended March 31, 2018 compared to net cash used by operations of $586,251 for the nine months ended March 31, 2017. The decrease was not as great as the reduction in loss primarily due to changes in the Company debt service requiring interest rolled into the debt in prior years to be paid monthly. The cash used in operations was offset by $183,852 of cash contributions to FDEP by the non-controlling interest and a net increase in debt of $299,459.

Employees

As of March 31, 2018 CTR had 17 full-time employees. Freestone has three employees.

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

Date: May 11, 2018

