Form 10-K
period 2018-06-30
FREESTONE RESOURCES, INC.
filed 2018-10-15
CIK 1089319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

Yes ☐ No ☒

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☒ No ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2017: $2,959,487

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of September 30, 2018, the Registrant had 98,238,177 shares of common stock outstanding.

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

On June 24, 2015 Freestone purchased 100% of the common stock of C.C. Crawford Retreading Company, Inc. (“CTR”), a Texas corporation. CTR is an Off-The-Road (“OTR”) tire company located in Ennis, Texas, and a wholly owned subsidiary of Freestone. CTR’s primary business is to repair, recycle, dispose of and sell OTR tires, which are used on large, industrial equipment. Freestone made the decision to purchase CTR in order to utilize the CTR facility for the production of Petrozene™ ..

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

FDEP’s potential violations regarded failure to properly classify, track and dispose of hazards waste as well as operating a pyrolysis machine without a separate permit from CTR. FDEP cured the potential hazards waste issue and submitted documentation of such to the TCEQ. FDEP has applied for a separate permit for its pyrolysis operation and is awaiting approval from the TCEQ. As of June 30, 2018, the Company is awaiting approval of the permit

In conjunction with the plan submitted to the TCEQ to bring the tire storage facility into compliance CTR accrued an environmental and tire disposal liability of $400,000. (See financial statement Note 7). The Company also accrued $48,750 in proposed TCEQ fines and penalties.

On August 22, 2018 the TCEQ approved an Agree Order with CTR to settle the case. Under terms of the agreement the fine was reduced to $3,600 providing CTR reduce it number of scrap tires on hand to 5,000 within 100 days.

Intellectual Property

Freestone is the owner of the Petrozene™ trademark. Freestone does not own any patents at this time.

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

CTR is located at 101 W. Ave. D, Ennis TX 75119 and owns approximately 10.141 acres with three buildings consisting of 32,800 square feet. During the current year Freestone relocated its corporate offices to the Ennis facilities as a cost saving measure.

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

The following tables set forth the quarterly high and low bid prices for the Common Stock for 2018 and 2017.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2018	High	Low
First Quarter	$0.07	$0.04
Second Quarter	$0.08	$0.05
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.06	$0.04

Fiscal 2017	High	Low
First Quarter	$0.13	$0.05
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.04
Fourth Quarter	$0.08	$0.04

Shareholders

As of June 30, 2018, there were approximately 260 record holders of the Common Stock. This number excludes any estimate by Freestone of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

Freestone has not paid cash dividends on any class of common equity since formation and Freestone does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

As of June 30, 2018, the Company had no outstanding stock warrants.

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

Stock Based Compensation

Pursuant to Accounting Standards Codification (“ASC”) 505-50, the guidelines for recording stock issued for services require the fair value of the shares granted be based on the fair value of the services received or the publicly traded share price of the Company’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable.  This position has been further clarified by the issuance of ASC 820. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Accordingly, the Company elected the application of these guidelines.  Freestone has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

Results of Operations for the Year ended June 30, 2018 Compared to the Year ended June 30, 2017

Revenue

Revenues for the years ended June 30, 2018 and 2017 were $1,163,860 and $1,079,846, respectively. An increase of 7.8% due primarily to the increase in tipping fees.

Cost of Goods and Gross Profit

Cost of Goods sold for the years ended June 30, 2018 was $904,807 compared to $839,007 in the prior year. The 7.8% increase was consistent with the Company’s increase in sales. The Company’s gross margin remained steady at 22.3%.

Operating Expense

Total operating expenses for the years ended June 30, 2018 and 2017 were $1,267,235 and $1,557,977, respectively. A decrease of 18.7% due to the Company’s implementation of cost savings measures. The primary area of decrease were selling of $64,600 and general and administration of $207,923. The selling decreases were due to cuts in compensation at CTR while the general and administration decrease was primarily a reduction of loan administration costs.

Other Income and Expenses

Other income and expense for the year ended June 30, 2018 and the year ended June 30, 2017 consisted of interest expense of $219,944 and $165,312 respectively. The increase is reflective of the Company increase in debt used to finance the Company losses.

Net (Loss) Income

Net loss for and the year ended June 30, 2018 was $1,138,132 compared to a net loss for the year ended June 30, 2017 of $1,386,947. The decrease was primarily a result of the Company’s decrease in operating cost detailed above.

Liquidity and Capital Resources

The Company has little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

Cash decreased from $4,109 at June 30, 2017 to $2,966 at June 30, 2018.

Net cash used by operating activities was $786,056 for the year ended June 30, 2018. The difference between the Company’s net loss and cash used is the none cash expenses of depreciation and stock compensation and an increase in accrued liabilities from the deferral of officer’s payroll.

The cash provided by financing activities totaled $780,613 funded by $270,058 of cash contributed by the non-controller member to FDEP and $974,816 increase in borrowings from stockholders offset by $464,261 of payments on term loans.

Employees

As of June 30, 2018, CTR had 16 full-time employees including 1 leased to FDEP. Freestone’s only employees are its three officers.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Freestone Resources, Inc. and Subsidiaries, together with the Report of Independent Registered Public Accounting Firm Pinnacle Accountancy Group of Utah for the year ended June 30, 2018 and 2017, appear on pages 20 through 38 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2018.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework) at June 30, 2018. Based on its evaluation, our management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective because of: a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons serve as directors and officers of Freestone Resources, Inc.:

Michael McGhan, Chief Executive Officer and President

Paul E. Babb, Chief Financial Officer

Don Edwards, Chief Investment Officer

Michael McGhan, age 63, has extensive experience with operations, sales and management that is extremely beneficial to Freestone, and the development of the Company’s petrochemical product line. From 1991 to August 2002, Mr. McGhan was a co-founder, President and Chief Executive Officer of Hanover Compressor Co. (now Exterran Holdings, Inc.). Hanover became the largest natural gas compression company in the world with approximately 7,000 compression rental units in the field, and annual revenues over $1.1 billion. In August 2004, Mr. McGhan along with his partners co-founded Valerus Compression Services LLP. Mr. McGhan served as co-CEO and ultimately Vice-Chairman of the company until December 2009. Mr. McGhan and his partners built Valerus into one of the world's leading providers of natural gas treatment and compression equipment and services to the global oil and gas industry.

Paul E. Babb, age 61 is a CPA and served as the Company’s Controller and Director of Financial Reporting since July, 2015 until his appointment as C.F.O. He received his B.S. and M.S. degrees in accounting from Oklahoma State University. He has over thirty years of financial reporting experience in both industry and public accounting. Prior to his employment with Freestone Mr. Babb worked as a consultant for the Thomas Edwards Group as an audit manager for The Hall Group CPAs. His previous experience included ten years as controller for Mapsco, Inc.

Don Edwards, age 67, is a graduate from Texas Christian University with a BBA degree concentrating in Finance and Economics. Mr. Edwards started his business career with E. F. Hutton where he was a regional OTC Coordinator. He also ran a trading desk for OTC stocks. He later served as President, CFO, CEO and Director for four securities firms as well as a Director for two savings and loans. He has been responsible for managing many public and private companies. He has raised startup capital for dozens of both private and public companies. Mr. Edwards has vast knowledge in the investment field including fine art. He has bought and sold art works of such artists as Charles Russell and Monet. Don was a licensed Insurance agent for many years and assisted in managing the West Texas region for Mass Mutual Life Ins. Co. Don also has a background in the Oil and Gas Industry. His family has run a successful drilling company in West Texas for over half a century. Mr. Edwards will maintain his position as Chief Investment Officer of the Company.  Mr. Edwards has served as the Chief Investment Officer for the Company for five years.  Prior to his employment at the Company, Mr. Edwards was self-employed.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2018 and 2017 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Investment Officer (CIO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Michael McGhan,	2018	120,000	0	0	0	0	0	0	120,000
CEO	2017	120,000	0	0	0	0	0	0	120,000
Don Edwards,	2018	46,500	0	0	0	0	0	0	46,500
CIO	2017	42,000	0	0	0	0	0	0	42,000
Paul Babb,	2018	83,333	0	18,750	0	0	0	0	102,086
CFO	2017	76,753	0	30,000	0	0	0	0	106,753

Employment Agreements

As of June 30, 2018 the Company had no current employment agreements.

Payments of officer’s compensation has been limited due to the Company cash flow. As of June 30, 2018, accrued liabilities include $394,611 of officer’s salaries deferred under employment contracts and agreement by the officers.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of June 30, 2018, the following persons are known to Freestone to own 5% or more of Freestone's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned	Percent of Class

Michael McGhan, President, CEO and Director	5,500,000	4.62%

Paul E. Babb, Chief Financial Officer and Director	1,482,275	1.67%

Don Edwards, Chief Investment Officer and Director	6,500,000	7.07%

Clayton Carter, Beneficial Owner	7,605,000	8.27%

Gerald M. Johnston, Beneficial Owner	12,904,167	14.03%

Directors and Officers as a Group

101 W. ave d.

Ennis, TX 7119

Gerald M. Johnston

2821 Alliance Place

Suite 1

Springdale, AR 72764

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 12, 2016 Paul Babb loaned the company $50,000 under a note due April 12, 2016 bearing interest at 6.5%. The note is convertible into common stock at $.08 per share upon maturity. Mr. Babb became the Company’s CFO and a member of the board on May 31, 2016. The due date has subsequently extended to December 31, 2018 and the conversion price changed to $.05 per share.

During the years ended June 30, 2018 and 2017 the Company borrowed a total of $1,509,919 from a shareholder of the Company in various increments throughout the period. The note bears interest at 6.5% is convertible into common stock at $.05 per share. The due date has subsequently been extended to December 31, 2018 Subsequent to yearend the note holder converted $125,000 of the balance to common stock at $.05 a share for a total of 2,500,000 shares. (see note 15 to the financial statements)

On December 15, 2016 the Company borrowed $20,000 from another shareholder. The bears interest at 6.5% and is convertible into common stock at $.05 per share. The due date has subsequently been extended to December 15, 2018.

Due to our limited resources, the Company does not have any independent directors serving on the board of directors.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2018 and 2017 were $31,395 and $26,679, respectively.

Audit Related Fees

None.

Tax Fees

None

All Other Fees

None.

ITEM 15.     EXHIBITS AND FINANICAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm for the years Ended June 30, 2018 and 2017

Consolidated Balance Sheets

Consolidated Statements of Operations

Statement of Changes in Stockholders’ Equity/(Deficit)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

 (b)  Freestone filed the following Exhibits in the year ended June 30, 2018:

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

Freestone Resources, Inc.

Dated: October 15, 2018	By:	/s/ Michael McGhan
Michael McGhan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Michael McGhan	President, Chief Executive Officer and Director	October 15, 2018
Michael McGhan

By: /s/ Paul E. Babb	Chief Financial Officer, Director	October 15, 2018
Paul E. Babb

By: /s/ Don Edwards	Chief Investment Officer, Director	October 15, 2018
Don Edwards

To The Board of Directors and Stockholders of

Freestone Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freestone Resources, Inc. (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2018 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-yeear period ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has not generated sufficient cash flows from operations to fund its business operations. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016

Farmington, Utah

October 15, 2018

Freestone Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	June 30,
	2018	2017
ASSETS

Current Assets
Cash	$2,966	$4,109
Accounts receivable, net of allowance for doubtful accounts
of $4,000 and $4,000	139,772	155,845
Inventory	30,391	30,538
Prepaid and Other Assets	67,065	44,356
Total Current Assets	240,194	234,848

Property, plant and equipment, net of accumulated depreciation
of $349,373 and $242,320	1,359,972	1,502,810

TOTAL ASSETS	$1,600,166	$1,737,658

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$91,286	$66,429
Accrued liabilities	580,124	310,710
Environmental liability	400,000	400,000
Convertible Notes Payable - Related Party	1,579,919	605,013
Current portion of capital lease obligation	12,484	11,920
Current portion of long-term debt	339,858	515,527
Total Current Liabilities	3,003,671	1,912,599

Capital lease obligation, less current portion	13,124	25,608
Long-term debt, less current portion	715,131	991,893

TOTAL LIABILITIES	3,731,926	2,930,100

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, 5,000,000 shares authorized, 0 shares issued
and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
91,988,177 and 91,613,177 shares issued and outstanding	91,988	91,613
Additional paid in capital	20,858,878	20,840,503
Accumulated deficit	(23,829,238)	(22,691,106)
Total Freestone Resources, Inc. stockholders' deficit	(2,878,372)	(1,758,990)
Non-Controlling Interest	746,612	566,548
Total equity (deficit)	(2,131,760)	(1,192,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,600,166	$1,737,658

 The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended
	June 30,	June 30,
	2018	2017

REVENUE
Tipping Fee Revenue	$642,227	$537,344
Tire Repair Revenue	370,701	357,959
Used Tire Sales	95,375	122,742
Scrap Material Sales	55,557	61,801
Total Revenue	1,163,860	1,079,846

COSTS OF REVENUE
Tipping Fee Operations	295,055	271,941
Tire Repair and Sales	149,350	156,043
Used Tires	10,266	57,926
Tire Disposal	440,714	353,097
Scrap and Other Costs	9,422	—
Total Cost of Revenue	904,807	839,007

GROSS PROFIT	259,053	240,839

OPERATING EXPENSES
Start Up Costs	282,998	307,704
Selling	122,720	187,320
General and Administrative	722,979	930,902
Depreciation and Amortization	124,755	125,851
Loss on Sale of Assets	13,783	6,200
Total Operating Expense	1,267,235	1,557,977

INCOME (LOSS) FROM OPERATIONS	(1,008,182)	(1,317,138)

OTHER INCOME (EXPENSES)
Interest Expense, net	(219,944)	(165,312)
	(219,944)	(165,312)

INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(1,228,126)	(1,482,450)

Loss Attributable to Non-Controlling Interest	89,994	95,503

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(1,138,132)	$(1,386,947)

Basic and diluted income (loss) per share
Net income (loss) per share	$(0.01)	(0.02)

Weighted average shares outstanding	91,800,506	91,273,793
Basic and diluted

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity/(Deficit)

					Non
	Common Stock		Paid-In	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Totals

Balance, June 30, 2016	90,613,177	$90,913	$20,786,503	$(21,304,159)	$349,3171	$(77,872)

Common Stock Issued for Cash	500,000	500	24,500			25,000

Common Stock Issued for Services	500,000	500	29,500			30,000

Members Contributions to LLC					312,880	312,880

Net Loss				(1,386,947)		(1,386,947)

Loss Attributable to Non-Controlling Interest					(95,503)	(95,503)

Balance, June 30, 2017	91,613,177	91,613	20,840,503	(22,691,106)	566,548	(1,192,442)

Common Stock Issued for Services	375,000	375	18,375			18,750

Members Contributions to LLC					270,058	270,058

Net Loss				(1,138,132)		(1,138,132)

Loss Attributable to Non-Controlling Interest					(89,994)	(89,994)

Balance, June 30, 2018	91,988,177	$91,988	$20,858,978	$(23,829,238)	$746,612	$(2,131,760)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flow

	Year Ended	Year Ended
	June 30,	June 30,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	(1,228,126)	$(1,482,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	124,755	125,851
Loss on Disposal of Assets	13,783	6,200
Bad Debt Write-off	45,158	—
Stock Issued for Services	18,750	30,000
Changes in operating assets and liabilities
Decrease in Accounts Receivable	(29,085)	(14,711)
Decrease in Inventory	147	39,032
Increase in Prepaid Expenses	(22,709)	(859)
Increase in Accounts Payable	24,857	355,977
Increase in Accrued Liabilities	266,414	108,328
Net Cash (Used In) Operating Activities	(786,056)	(832,632)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(6,700)	—
Proceeds from Sale of Fixed Assets	11,000	6,800
Net Provided By (Cash Used) in Investing Activities	4,300	6,800

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of stock	—	25,000
Proceeds from Long-Term Debt	—	5,000
Proceeds from Convertible Notes Payable - Related Parties	974,816	555,0013
Repayment of Debt	(452,341)	(72,186)
Capital Lease Payments	(11,920)	(11,414)
Cash Contributed to LLC by non-controlling member	270,058	298,737
Net Provided By In Financing Activities	780,613	800,150

Net Decrease in Cash	(1,143)	(25,682)

Cash at Beginning of the Period	4,109	29,791

Cash at the End of the Period	$2,966	$4,109

Cash Transactions
Total Amount of Interest Paid in Cash	$118,905	$81,331

Total Income Taxes Paid in Cash	$—	$—

Non Cash financing and Investing Activities
Accrued Interest and Penalties Added to Note Payable	$—	$362,066

Services paid for directly by non-controlling interest	$12,641	$14,143

 The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries

Notes to Financial Statements

June 30, 2018 and 2017

NOTE 1 – NATURE OF ACTIVITIES AND CONTINUANCE OF BUSINESS

Freestone Resources, Inc. and subsidiaries (“Freestone” or collectively the “Company”) are an oil and gas technology development company. The Company is located in Ennis, Texas and is incorporated under the laws of the State of Nevada. The Company’s subsidiaries consist of C.C. Crawford Retreading Company, Inc., Freestone Technologies, LLC and Freestone Dynamis Energy Products, LLC.

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

Leases

In February 2016, FASB issued ASU 2016-02— Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. As such, The Company is required to adopt these provisions as of the fiscal year beginning on January 1, 2019. The Company is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on The Company’s presentation of balance sheet assets and liabilities based on the present value of future lease payments,but does not expect a material effect on the presentation of expenses and cash flows.

Revenue:

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company's fiscal year beginning July 1, 2018, including interim reporting periods within that year. The new guidance is not expected to have an impact on the Company's consolidated financial statements. The Company has analyzed the standard and has implement any relevant provisions for the interim periods beginning July 1, 2018.

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

Cash:

Cash and cash equivalents include cash in banks and short-term investments with original maturities of three months or less. The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non-interest bearing transaction accounts of up to $250,000.  At June 30, 2018 and 2017, none of the Company’s cash was in excess of federally insured limits.

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

Accounts Receivable:

Accounts Receivable consists of OTR tire repair, disposal, recycling and used tire sales receivables due from customers and are unsecured. The receivables are generally unsecured and such amounts are generally due within 30 to 45 days after the date of the invoice.  Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.   CTR’s policy is generally not to charge interest on receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. CTR’s allowance for doubtful accounts was $4,000 and $4,000 as of June 30, 2018 and 2017, respectively. During the year ended June 30, 2018 the Company’s joint venture wrote off a $45,158 receivable for certain cost associated with the installation and operation of the venture’s leased pyrolysis machine from the lessor of the machine. The Company’s feel the costs are a valid receivable however since the original lease has expired and the machine is not currently producing revenue recovery can not be assured.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Inventory:

Inventory of the Company is carried at lower of cost or market. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, used tires for sale carried at the cost of repairs and tire oil produced from the Company’s pyrolysis operations. As of June 30, 2018 and 2017 inventory consisted of:

	2018		2017
Crum Rubber for Processing	$	---	$8,087
Used Tire for Resale		11,648	15,041
Petrozene and Tire Oil		18,743	7,410
		$30,391	$30,538

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

Impairment of Long-Lived Assets:

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as ell as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

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

Net Loss Per Share:

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of notes payable to related parties and stock compensation to officers under employment contracts. The dilutive effect of potential common shares is not reflected in diluted earnings per share because we incurred net losses for the years ended June 30, 2018 and 2017, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive. The total potential common shares include 8,011,823 for convertible debt. The convertible debt is specifically limited to authorized shares available per the note agreements.

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

During the year ended June 30, 2018 and 2017, Dynamis paid $12,641 and $14,143, respectively for certain engineering and general administrative costs on behalf of FDEP, which are shown on the Statement of Cash Flows as a non-cash financing activity. These payments were treated as capital contributions to the entity by Dynamis. Dynamis also made cash contributions totaling $270,058 and $298,737 to the entity during the year ended June 30, 2018 and 2017, respectively.

NOTE 4 – CONCENTRATION OF CREDIT RISK

At June 30, 2018 and 2017 two customers made up 67% and two customers made up 64% of the Company’s outstanding trade accounts receivable balance, respectively. For the years ending June 30, 2018 and 2017 two customers and three customers accounted for 59% and 68% of the Company’s net revenue, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2018 and 2017 Property, Plant and Equipment was as follows:

	2018	2017
Land	$360,000	$360,000
Buildings and Improvements	706,700	700,000
Automotive Equipment	78,100	120,585
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,709,345	1,745,130
Less Accumulated Depreciation	349,373	242,320
	$1,359,972	$1,502,810

For the year ended June 30, 2018 and 2017 depreciation expense was $124,755 and $125,851, respectively.

NOTE 6 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. CTR plans to convert the majority of the tires into crum rubber and sell it to FDEP as a feedstock for its specialized pyrolysis operations. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year and to date FDEP has not been able to demonstrate the capacity to use the number of tires on hand. The liability is considered short-term and the balance at June 30, 2018 and 2017 was $400,000.

NOTE 7 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $56,738 and accumulated amortization of $31,557 and $20,209 are included in property, plant and equipment on the balance sheet at June 30, 2018 and 2017, respectively. For the year ended June 30, 2018 and 2017 amortization expense was $11,348 and $11,348, respectively.

At June 30, 2018 and 2017 capital lease obligations were as follows:
		2018	2017
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$4,281	$7,758
Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		8,725	11,934

Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		12,602	17,869
		25,608	37,528

Less current maturities		(12,484)	(11,920)

Capital Lease Obligations, Less Current Maturities		$13,124	$28,608

At June 30, 2018 future maturities of capital lease obligations were as follows:

Year Ending June 30:
	2019	$12,484
	2020	$9,839
	2021	$3,285
		$25,608

NOTE 8 – NOTES PAYABLE

At June 30, 2018 and 2017 notes payable were as follows:
	2018	2017
Note payable to bank bearing interest at 4.5% with monthly payment of $390 maturing September, 2017. The note is secured by an automobile	$--	$1,162

Note payable to bank bearing interest at 6.5% with monthly payment of $4,892 maturing November, 2017. The note is secured by machinery and equipment	--	24,139
Note payable to bank bearing interest at 6.5% with monthly payment of $809 maturing April, 2020. The note is secured by a truck.	--	25,054
Note payable to bank bearing interest at 7.0% with monthly payment of $3,718 maturing June, 2020. The note is secured by accounts receivable.	79,826	–
Line of Credit with Bank maximum $75,000 bearing interest at 6.5% due March, 2018. Line is secured by accounts receivable.	--	75,000
Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing October, 2020. Note amended to add $360,065 of accrued interest and penalties to principal in February, 2017. Interest only payable until November, 2018. Monthly payment of $45,904 thereafter. Secured by the common stock and assets of CTR	975,163	1,382,065
	1,054,989	1,507,420

Less current maturities	(339,858)	(515,527)

Long Term Debt, Less Current Maturities	$715,131	$991,893

At June 30, 2018 future maturities of long term debt were as follows:

Year Ending June 30:
2019	$339,858
2020	$536,014
2021	$179,117
	$1,054,989

NOTE 9 –  NOTES PAYABLE – RELATED PARTIES

At June 30, 2018 and 2017 notes payable to officers and shareholders were as follows:
		2018	2017
Note payable to officer bearing interest at 6.5% due December, 2018. The note was amended on June 30, 2018 to change the conversion terms from $0.055 a share to $0.05 a share. The note is unsecured.		50,000	50,000
Note payable to stockholder bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share. The note is unsecured.		20,000	20,000
Note payable to stockholder bearing interest at 6.5% due December, 2018. The note was amended on June 30, 2018 to change the conversion terms from $0.055 a share to $0.05 a share. The note is unsecured.		1,509,919	535,013
		1,579,919	605,013

Less current maturities		(1,579,919)	(605,013)

		$–	$–

At June 30, 2018 future maturities of Notes Payable – Related Parties were as follows:

Year Ending June 30:
	2019	$1,579,919
		$1,579,919

NOTE 10 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2018 and 2017 there were 91,988,177 and 90,613,177 common shares outstanding, respectively.

In July, 2016 the Company sold 500,000 shares of common stock for $25,000 cash.

In the years ended June 30, 2018 and 2017 the Company issued 375,000 and 500,000 shares valued at $18,750 and $30,000, which was the fair market value of the stock, to the CFO as compensation for services under his employment contract.

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

In addition, either party may terminate the Plan at any time prior to closing on certain terms and conditions

As of June 30, 2018, the two Companies continue to work toward completing the merger. Dynamis Energy has encountered delays in completing the required audited financial statements to comply with SEC requirements. Freestone remains committed to completing the merger once these issues are resolved. However, the Company is reviewing all options and seeking additional capital investment.

NOTE 12 - INCOME TAXES

The Company files a consolidated Federal Income Tax Return. As of June 30, 2018, the Company has a NOL carryforward of approximately $6,072,000. Under IRC Code Sec 382 use of NOL carryforwards may be limited due to CTR acquisition by Freestone.

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740, Income Taxes, to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, non-deductible stock for services and environmental reserves based on the income taxes expected to be payable in future years. Deferred tax benefits related to the NOL carryforwards of approximately $1,275,000 are fully reserved by a valuation allowance due to the uncertainly of their realization.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Act”) was signed into law. Among other provisions, the Act reduced the highest corporate tax rate from 35% to 21%. With the passage of the Act, the Company’s deferred tax assets and liabilities were restated as of the effective date of the law to reflect the new applicable rate. The reduction to the net deferred tax asset was charged to tax expense in the period of the change and offset by a valuation allowance stemming from historical net operating loss carryforwards.

FDEP has a calendar tax year and files a separate Form 1065 partnership return with income and loss being allocated based on distributions and contributions under the partnership agreement. Freestone’s share of the year ended December 31, 2017 loss is included in the consolidated June 30, 2018 return.

The Company has no tax positions at June 30, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Freestone’s tax returns for the years ended June 30, 2017, 2016, and 2015 and CTR’s tax returns for the periods ended June 30, 2015 are open for examination under Federal Statute of Limitations.

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

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Year Ended June 30, 2018	Year Ended June 30, 2017

Income Tax (benefit) computed at Federal statutory tax rate of 21% and 34%	$(239,000)	$(498,000)

Loss allocated to non-controlling interest	63,000	108,000

Non-Deductible Stock Compensation Expense	4,000	10,000

Change in valuation allowance	(556,175)	380,000

Impact of rate changes on valuation allowance	728,175	—

Provision For Income Taxes	$—	$—

NOTE 13 – EMPLOYEE BENEFITS AND AGREEMENTS

Retirement Plan Contribution:

During the year ended June 30, 2018 and 2017 the Company contributed $8,597 and $6,815 in matching contributions to the Company’s IRA plan.

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

NOTE 16 – SUBSEQUENT EVENTS

On August 15, 2018 the Company issued at total of 2,500,000 shares of stock to a note holder for conversion of $150,000 of debt a $0.05 a share in accordance with the note agreement.

On August 21, 2018 the Company issued 3,750,000 shares of common stock valued at $.04 a share to its Officers as compensation.

On October 9, 2018 the Company filed a Pre 14C Form with the SEC notifying stockholders regarding a resolution to file with the Nevada Secretary of State a Certificate of Change: (i) increasing our authorized shares of common stock from one hundred million (100,000,000) shares having a par value of one mill ($0.001) per share to six hundred million (600,000,000) shares and retaining the par value of $0.001 per share (the “Common Stock Resolution”); and (ii) increasing our authorized shares of preferred stock from five million (5,000,000) shares having a par value of one mill ($0.001) per share to ten million (10,000,000) shares and retaining the par value of $0.001 per share (the “Preferred Stock Resolution”).  Under Nevada law the increase can be implemented by a joint resolution passed by the board of directors approved by a simple majority of the outstanding shares The joint resolution included in the Form 14C filing included the approval of ten shareholders representing 51.36% of the outstanding common shares.

