Form 10-K/A
period 2018-06-30
FREESTONE RESOURCES, INC.
filed 2018-10-26
CIK 1089319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

2

AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended June 30, 2018 as filed with the Securities and Exchange Commission on October 15, 2018 is to furnish Exhibits 101 to the Form 10-K.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, as amended.

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

Freestone Resources, Inc.

Dated: October 26, 2018	By:	/s/ Michael McGhan
Michael McGhan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Michael McGhan	President, Chief Executive Officer and Director	October 26, 2018
Michael McGhan

By: /s/ Paul E. Babb	Chief Financial Officer, Director	October 26, 2018
Paul E. Babb

By: /s/ Don Edwards	Chief Investment Officer, Director	October 26, 2018
Don Edwards

4