Form 10-Q
period 2018-09-30
FREESTONE RESOURCES, INC.
filed 2018-11-19
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive File required to be submitted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files), Yes [X] No [ ]

As of November 14, 2018 there were 98,238,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2018 and June 30, 2018

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS

Current Assets
Cash	$8,029	$2,966
Accounts receivable, net of allowance for doubtful accounts of
$4,000 and $4,000	161,416	139,772
Inventory	29,140	30,391
Prepaid expenses and Other Assets	73.749	67,065
Total Current Assets	272,395	240,194

Property, plant and equipment, net of accumulated depreciation of
$378,950 and $349,373	1,330,395	1,359,972

TOTAL ASSETS	$1,602,729	$1,600,166

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$70,108	$91,286
Accrued liabilities	669,982	580,124
Environmental liability	400,000	400,000
Convertible Notes Payable - Related Party	1,552,669	1,579,919
Current portion of capital lease obligation	12,308	12,484
Current portion of long-term debt	459,184	339,858
Total Current Liabilities	3,164,251	3,003,926

Capital lease obligation, less current portion	10,232	13,124
Long-term debt, less current portion	585,984	715,131

TOTAL LIABILITIES	3,760,467	2,731,926

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
98,238,177 and 91,988,177 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	98,238	91,988
Additional paid in capital	21,165,128	20,858,878
Accumulated deficit	(24,213,887)	(23,829,238)
Total Freestone Resources, Inc. stockholders' deficit	(2,950,521)	(2,878,372)
Non-Controlling Interest	792,783	746,612
Total equity (deficit)	(2,157,738)	(2,131,760)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,602,729	$1,600,166

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2018 and 2017
(Unaudited)

	September 30,	September 30,
	2018	2017

REVENUE
Tipping Fee Revenue	$189,504	$175,658
Tire Repair Revenue	95,420	102,149
Used Tire Sales	16,150	26,025
Other Revenue	13,042	14,173
Total Revenue	314,116	318,005

COSTS OF REVENUE
Tipping Fee Operations	64,840	66,267
Tire Repair	33,733	37,685
Used Tire Sales	2,237	4,101
Tire Disposal	68,026	89,771
Scrap and Other Costs	—	6,416
Total Cost of Revenue	168,836	204,240

GROSS PROFIT	145,280	113,765

OPERATING EXPENSES
Start Up Costs	46,771	54,660
Selling	31,343	30,977
General and Administrative	372,813	183,261
Depreciation and Amortization	29,577	31,463
Total Operating Expenses	480,504	300,361

INCOME (LOSS) FROM OPERATIONS	(335,224)	(186,596)

OTHER INCOME (EXPENSES)
Loss on Sale of Asset	—	—
Interest Expense, net	(64,724)	(54,458)
	(64,724)	(54,458)

NET INCOME(LOSS)	(399,948)	(241,054)

Loss Attributable to Non-Controlling Interest	15,299	17,677

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(384,649)	$(223,377)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)	(0.00)

Weighted average shares outstanding
Basic and diluted	91,868,612	91,614,536

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
Three Months Ended September 30, 2018 and 2017
(Unaudited)

	September 30,	September 30,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(399,948)	$(241,054)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	29,577	31,463
Shares Issued for Services	187,500	7,500
Changes in operating assets and liabilities
(Increase) Decrease in Accounts Receivable	(21,644)	(42,012)
(Increase) Decrease in Inventory	1,251	7,454
(Increase) Decrease in Prepaid Expenses	(6,684)	(11,567)
Increase (Decrease) in Accounts Payable	(21,178)	20,692
Increase (Decrease) in Accrued Liabilities	89,858	57,741
Net Cash Used in Operating Activities	(141,268)	(169,781)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	—	—
Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Stock for Cash	—	—
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	61,470	67,362
Proceeds from Convertible Notes Payable - Related party	97,750	217,673
Capital Lease Payments	(3,068)	(2,935)
Repayment of Long-Term Debt	(9,821)	(114,674)
Net Cash Provide by Financing Activities	146,331	167,426

Net Decrease in Cash	5,063	(2,355)

Cash at Beginning of the Period	2,966	4,109

Cash at the End of the Period	$8,029	$1,754

Cash Transactions
Total Amount of Interest Paid in Cash	$39,105	$42,854

Non Cash financing and Investing Activities
Conversion of Convertible Related Party Note to Common Stock	$125,000	$—

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2018 Form 10-K.

Recently Issued Accounting Pronouncements:

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

Revenue:

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company's fiscal year beginning July 1, 2018, including interim reporting periods within that year. The new guidance is not expected to have an impact on the Company's consolidated financial statements. The Company has analyzed the standard and has implemented any relevant provisions for the interim periods beginning July 1, 2018.

NOTE 2 – INVENTORY

Inventory of the Company is carried at lower of cost or market. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, used tires for sale carried at the cost of repairs and tire oil produced from the Company’s pyrolysis operations. As of September 30, 2018 and June 30, 2018 inventory consisted of:

	9/30/18	6/30/18
Used Tires for Resale	$10,397	$11,648
Petrozene and Tire Oil	18,743	18,743
	$29,140	$30,391

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2018 and June 30, 2018 Property, Plant and Equipment was as follows:

	9/30/18	6/30/18
Land	$360,000	$360,000
Buildings and Improvements	706,700	706,700
Automotive Equipment	78,100	78,100
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,709,345	1,709,345
Less Accumulated Depreciation	378,950	349,373
	$1,330,395	$1,359,972

For the three months ended September 30, 2018 and September 30, 2017 depreciation expense was $29,577 and $31,463, respectively.

NOTE 4 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. CTR plans to convert the majority of the tires into crum rubber and sell it to FDEP as a feedstock for its specialized pyrolysis operations. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year and to date FDEP has not been able to demonstrate the capacity to use the number of tires on hand. The liability is considered short-term and the balance at September 30, 2018 and June 30, 2018 was $400,000.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $56,738 and accumulated amortization of $34,393 and $31,556 are included in property, plant and equipment on the balance sheet at September 30, 2018 and June 30, 2018, respectively. For the three months ended September 30, 2018 and September 30, 2017 amortization expense was $2,837 and $2,837, respectively.

At September 30, 2018 and June 30, 2018 capital lease obligations were as follows:
		9/30/18	6/30/18
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$3,384	$4,281
Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		7,899	8,725
Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		11,257	12,602
		22,540	25,608

Less current maturities		(12,308)	(12,484)

		$10,232	$13,124

At September 30, 2018 future maturities of capital lease obligations were as follows:

Year Ending September 30:
	2019	$12,308
	2020	$9,312
	2021	$920
		$22,540

NOTE 6 – NOTES PAYABLE

At September 30, 2018 and June 30, 2018 notes payable were as follows:
	9/30/18	6/30/18
Note payable to bank bearing interest at 7.0% with monthly payment of $3,718 maturing June, 2020. The note is secured by accounts receivable.	$70,005	$79,810
Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing October, 2020. Note amended to add $360,065 of accrued interest and penalties to principal in February, 2017. Interest only payable until November, 2018. Monthly payment of $45,904 thereafter. Secured by the common stock and assets of CTR	975,163	975,163
	1,045,168	1,054,973)

Less current maturities	(459,184)	(339,842)

Long Term Debt, Less Current Maturities	$585,984	$715,131

At September 30, 2018 future maturities of long term debt were as follows:

Year Ending September 30:
2019	$459,184
2020	$540,534
2021	$45,450
	$1,045,168

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At September 30, 2018 and June 30, 2018 notes payable to officers and shareholders were as follows:
		9/30/18	6/30/18
Note payable to officer bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		50,000	50,000
Note payable to stockholder bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		20,000	20,000
Note payable to stockholder bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured. (1)		1,482,669	1,509,919
		1,552,669	1,579,919
Less current maturities		(1,552,669)	(1,679,919)

		$—	$—

At September 30, 2018 future maturities of Notes Payable – Related Parties were as follows:

Year Ending September 30:
	2019	$1,552,669
		$1552,669

(1)	On August 15, 2018 the noteholder converted $125,000 of debt into common stock at $.05 a share in accordance with the note agreement. See Note 8 below.

NOTE 8 – EQUITY

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2018 and June 30, 2018 there were 98,238,177 and 91,988,177 common shares outstanding, respectively.

On September 30, 2017, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.06 per share which was the fair market value.

On August 15, 2018 the Company issued at total of 2,500,000 shares of common stock to a note holder for conversion of $125,000 of convertible debt at $.05 a share in accordance with the note agreement.

On August 21, 2018 the Company issued 3,750,000 shares of common stock valued at $.05 a share to its Officers as compensation.

The Company is authorized to issue 5,000,000 shares of preferred stock.  As of September 30, 2018 and June 30, 2018 there were no shares issued and outstanding.

NOTE 9 – MERGER AGREEMENT

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

In addition, either party may terminate the Plan at any time prior to closing on certain terms and conditions

As of September 30, 2018, the two Companies continue to work toward completing the merger. Dynamis Energy has encountered delays in completing the required audited financial statements to comply with SEC requirements. Freestone remains committed to completing the merger once these issues are resolved. However, the Company is reviewing all options and seeking additional capital investment.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – GOING CONCERN

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

NOTE 12 – SUBSEQUENT EVNETS

On October 9, 2018 the Company filed a Pre 14C Form with the SEC notifying stockholders regarding a resolution to file with the Nevada Secretary of State a Certificate of Change: (i) increasing our authorized shares of common stock from one hundred million (100,000,000) shares having a par value of one mill ($0.001) per share to six hundred million (600,000,000) shares and retaining the par value of $0.001 per share (the “Common Stock Resolution”); and (ii) increasing our authorized shares of preferred stock from five million (5,000,000) shares having a par value of one mill ($0.001) per share to ten million (10,000,000) shares and retaining the par value of $0.001 per share (the “Preferred Stock Resolution”).  Under Nevada law the increase can be implemented by a joint resolution passed by the board of directors approved by a simple majority of the outstanding shares. The joint resolution included in the Form 14C filing included the approval of ten shareholders representing 51.36% of the outstanding common shares.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue – Our revenue for the three months ended September 30, 2018 decreased by approximately 1% to $314,116 compared to $318,005 for the three months ended September 30, 2017.

Cost of Revenues – Cost of revenue decreased from $204,240 for the three months ended September 30, 2017 to $168,836 for the three months ended September 30, 2018. This was primarily due to a decrease in disposal and scrap cost of $28,161

Operating Expense – Total operating expenses increased from $300,361 for the three months ended September 30, 2017 to $480,504 for the three months ended September 30, 2018. The primary due to an increase in stock compensation to officers from $7,500 to $187,500. The stock was issue to compensate the officers for the deferral of salaries. Operating expenses of CTR decreased by about 2% from $98,141 for the three months ended September 30, 2017 to $96,324 for the three months ended September 30, 2018. Startup costs for FDEP decreased from $54,660 for the three months ended September 30, 2017 to $46,771 for the three months ended September 30, 2018. The decrease was primarily due to FDEP reduction in activity as a result of the TCEQ permitting issues.

Other Income and Expenses – Other income and expense for the three months ended September 30, 2018 consisted of $64,724 of interest expense compared to other income and expense for the three months ended September 30, 2017 consisting of $54,458 of interest expense. The increase in interest expense was due the Company’s increase in debt.

Net Income (Loss)

Net loss for the three months ended September 30, 2018 was $399,948 compared $241,054 for the three months ended September 30, 2017.   The increase was primarily a result of the increase stock compensation to officers.

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

Net cash used in operations was $141,268 for the three months ended September 30, 2018 compared to net cash used by operations of $169,781 for the three months ended September 30, 2017. The decrease was a result in the decrease in the Company’s net loss detailed above. The cash used in operations was offset by $61,470 of cash contributions to FDEP by the non-controlling interest and a net proceeds from debt including related party debt of $97,750.

Employees

As of September 30, 2018 CTR had 14 full-time employees. Freestone has three employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2018, our Chief Executive and Chief Financial Officer as of September 30, 2018 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	The Company filed one Form 8-K on August 6, 2018.

(b)   Exhibits

Exhibit Number

3.1	Amended Bylaws (incorporated by reference to exhibit 3.1 to the 8-K filed on August 6, 2018).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Michael McGhan

Michael McGhan, CEO

Date: November 19, 2018

