Form 10-Q
period 2018-12-31
FREESTONE RESOURCES, INC.
filed 2019-02-19
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive File required to be submitted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files), Yes [X] No [ ]

As of February 15, 2019 there were 98,238,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of December 31, 2018 and June 30, 2018

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS

Current Assets
Cash	$34,467	$2,966
Accounts receivable, net of allowance for doubtful accounts of
$4,000 and $4,000	137,569	139,772
Inventory	28,647	30,391
Prepaid and Other Assets	44.909	67,065
Total Current Assets	245,592	240,194

Property, plant and equipment, net of accumulated depreciation of
$408,529 and $349,373	1,300,816	1,359,972

TOTAL ASSETS	$1,546,408	$1,600,166

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$68,346	$91,286
Accrued liabilities	776,150	580,124
Environmental liability	400,000	400,000
Convertible Notes Payable - Related Party	1,586,875	1,579,919
Current portion of capital lease obligation	11,495	12,484
Current portion of long-term debt	1,016,897	339,858
Total Current Liabilities	3,859,763	3,003,926

Capital lease obligation, less current portion	7,941	13,124
Long-term debt, less current portion	18,283	715,131

TOTAL LIABILITIES	3,885,987	2,731,926

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 600,000,000 and 100,000,000 shares authorized as of December 31, 2018 and June 30, 2018, respectively
98,238,177 and 91,988,177 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	98,238	91,988
Additional paid in capital	21,165,128	20,858,878
Accumulated deficit	(24,417,218)	(23,829,238)
Total Freestone Resources, Inc. stockholders' deficit	(3,153,852)	(2,878,372)
Non-Controlling Interest	814,273	746,612
Total equity (deficit)	(2,339,579)	(2,131,760)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,546,408	$1,600,166

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
Three and Six Months Ended December 31, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017

REVENUE
Tipping Fee Revenue	$178,106	$151,650	$367,610	$327,308
Tire Repair Revenue	85,052	102,887	180,472	205,036
Used Tire Sales	14,749	33,700	30,899	70,742
Scrap Material Sales	15,567	15,816	28,609	29,989
Total Revenue	293,474	304,053	607,590	622,058

COSTS OF REVENUE
Tipping Fee Operations	65,032	68,625	129,872	134,892
Tire Repair	36,120	37,229	69,853	74,914
Used Tire Sales	916	3,507	3,153	7,608
Tire Disposal	56,413	82,295	124,439	172,066
Scrap and Other Costs	—	2,496	—	8,912
Total Cost of Revenue	158,481	194,152	327,317	398,392

GROSS PROFIT	134,993	109,901	280,273	223,666

OPERATING EXPENSES
Joint Venture Start Up Costs	47,485	47,930	94,256	102,590
Selling	29,749	30,051	61,092	61,028
General and Administrative	182,291	196,695	555,104	379,956
Depreciation and Amortization	29,579	31,163	59,156	62,626
Total Operating Expense	289,104	305,839	769,608	606,200

INCOME (LOSS) FROM OPERATIONS	(154,111)	(195,938)	(489,335)	(382,534)

OTHER INCOME (EXPENSES)
Interest Expense, net	(64,730)	(54,789)	(129,454)	(109,247)
	(64,730)	(54,789)	(129,454)	(109,247)

NET INCOME (LOSS)	(218,841)	(250,727)	(618,789)	(491,781)

Loss Attributable to Non-Controlling Interest	15,510	15,655	30,809	33,332

NET INCOME (LOSS) ATTRIBUTABLE TO FREESTONE	$(203,331)	$(235,072)	$(587,980)	$(458,449)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding
Basic and diluted	98,238,177	91,614,536	96,553,294	91,677,036

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
Six Months Ended December 31, 2018 and 2017
(Unaudited)

	December 31,	December 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(618,789)	$(491,781)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	59,156	62,626
Shares Issued for Services	187,500	13,750
Changes in operating assets and liabilities
(Increase) Decrease in Accounts Receivable	2,203	(25,419)
(Increase) Decrease in Inventory	1,744	11,906
(Increase) Decrease in Prepaid Expenses	22,156	7,818
Increase (Decrease) in Accounts Payable	(22,940)	99,391
Increase (Decrease) in Accrued Liabilities	196,026	12,799
Net Cash Used in Operating Activities	(172,944)	(308,910)

CASH FLOW FROM INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	98,470	123,748
Proceeds from Convertible Notes Payable - Related party	131,956	430,945
Capital Lease Payments	(6,172)	(5,884)
Repayment of Long-Term Debt	(19,809)	(226,641)
Net Cash Provided by Financing Activities	204,445	322,168

Net Increase in Cash	31,501	13,258

Cash at Beginning of the Period	2,966	4,109

Cash at the End of the Period	$34,467	$17,367

Supplemental Disclosure of Cash Flow Information:
Interest paid	$40,506	$82,533
Income taxes paid	$—	$—

Non Cash financing and Investing Activities
Conversion of Convertible Related Party Note to Common Stock	$125,000	$—

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2018

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the period ended December 31, 2018 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2018 Form 10-K.

Recently Adopted Accounting Pronouncements:

Revenue:

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within its five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The standard became effective for the Company beginning July 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings upon adoption of the standard on July 1, 2018.

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

NOTE 2 – INVENTORY

Inventory of the Company is carried at lower of cost or market. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, used tires for sale carried at the cost of repairs and tire oil produced from the Company’s pyrolysis operations. As of December 31, 2018 and June 30, 2018 inventory consisted of:

	12/31/18	6/30/18
Used Tires for Resale	$9,904	$11,648
Petrozene and Tire Oil	18,743	18,743
	$28,647	$30,391

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2018 and June 30, 2018 Property, Plant and Equipment was as follows:

	12/31/18	6/30/18
Land	$360,000	$360,000
Buildings and Improvements	706,700	706,700
Automotive Equipment	78,100	78,100
Machinery and Equipment	507,807	507,807
Capital Lease Assets	56,738	56,738
	1,709,345	1,709,345
Less Accumulated Depreciation	408,529	349,373
	$1,300,816	$1,359,972

For the six months ended December 31, 2018 and December 31, 2017 depreciation expense was $59,156 and $62,626, respectively.

NOTE 4 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. CTR plans to convert the majority of the tires into crum rubber and sell it to FDEP as a feedstock for its specialized pyrolysis operations. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year and to date FDEP has not been able to demonstrate the capacity to use the number of tires on hand. The liability is considered short-term and the balance at December 31, 2018 and June 30, 2018 was $400,000.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capital lease assets of $56,738 and $56,738 and accumulated amortization of $37,230 and $31,556 are included in property, plant and equipment on the balance sheet at December 31, 2018 and June 30, 2018, respectively. For the six months ended December 31, 2018 and December 31, 2017 amortization expense was $5,674 and $5,674, respectively.

At December 31, 2018 and June 30, 2018 capital lease obligations were as follows:
		12/31/18	6/30/18
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment.		$2,476	$4,281
Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December, 2020. The lease is secured by equipment.		7,062	8,725

Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September, 2020. The lease is secured by equipment.		9,898	12,602
		19,436	25,608

Less current maturities		(11,495)	(12,484)

		$7,941	$13,124

At December 31, 2018 future maturities of capital lease obligations were as follows:

Year Ending December 31:
	2019	$11,495
	2020	$7,941
		$19,436

NOTE 6 – NOTES PAYABLE

At December 31, 2018 and June 30, 2018 notes payable were as follows:
	12/31/18	6/30/18
Note payable to bank bearing interest at 7.0% with monthly payment of $3,718 maturing June, 2020. The note is secured by accounts receivable.	$60,017	$79,826
Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing October, 2020. Note amended to add $360,065 of accrued interest and penalties to principal in February, 2017. Interest only payable until November, 2018. Monthly payment of $45,904 thereafter. Secured by the common stock and assets of CTR. As of December 31, 2018 the note was in default. Subsequent to year end the Company reached an agreement with the lender to amend the note and bring it current. See Note 12 Subsequent events for details of amendment.	975,163	975,163
	1,035,180	1,054,989)

Less current maturities	(1,016,897)	(339,858)

Long Term Debt, Less Current Maturities	$18,283	$715,131

At September 30, 2018 future maturities of long term debt were as follows:

Year Ending September 30:
2019	$1,016,897
2020	$18,283
2021	$-
	$1,035,180

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At December 31, 2018 and June 30, 2018 notes payable to officers and shareholders were as follows:
		12/31/18	6/30/18
Note payable to officer bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		50,000	50,000
Note payable to stockholder bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.		20,000	20,000

Note payable to stockholder bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured.(1)		1,516,875	1,509,919
		1,586,875	1,579,919

Less current maturities		(1,586,875)	(1,679,919)

		$—	$—

At December 31, 2018 future maturities of Notes Payable – Related Parties were as follows:

Year Ending December 31:
	2019	$1,586,875
		$1,586,875

(1)	On August 15, 2018 the noteholder converted $125,000 of debt into common stock at $.05 a share in accordance with the note agreement. See Note 8 below.

NOTE 8 – EQUITY

The Company is authorized to issue 600,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2018 and June 30, 2018 there were 98,238,177 and 91,988,177 common shares outstanding, respectively.

On September 30, 2017, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.06 per share which was the fair market value.

On October 9, 2018 the Company filed a Pre 14C Form with the SEC notifying stockholders regarding a resolution to file with the Nevada Secretary of State a Certificate of Change: (i) increasing our authorized shares of common stock from one hundred million (100,000,000) shares having a par value of one mill ($0.001) per share to six hundred million (600,000,000) shares and retaining the par value of $0.001 per share (the “Common Stock Resolution”); and (ii) increasing our authorized shares of preferred stock from five million (5,000,000) shares having a par value of one mill ($0.001) per share to ten million (10,000,000) shares and retaining the par value of $0.001 per share (the “Preferred Stock Resolution”).  Under Nevada law the increase can be implemented by a joint resolution passed by the board of directors approved by a simple majority of the outstanding shares. The joint resolution included in the Form 14C filing included the approval of ten shareholders representing 51.36% of the outstanding common shares. On December 3, 2018 the Certificate of changed was filed with the Nevada Secretary of State.

On August 15, 2018 the Company issued a total of 2,500,000 shares of common stock to a note holder for conversion of $125,000 of convertible debt at $.05 a share in accordance with the note agreement.

On August 21, 2018 the Company issued 3,750,000 shares of common stock valued at $.05 a share to its Officers as compensation.

The Company is authorized to issue 5,000,000 shares of preferred stock.  As of December 31, 2018 and June 30, 2018 there were no shares issued and outstanding.

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

  The approval by the Company’s stockholders and the filing with the Nevada Secretary of State of an amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock in an amount sufficient to consummate Merger, the Rights Offering, the Company’s new equity incentive plan and the other transactions contemplated by the Plan;

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

In addition, either party may terminate the Plan at any time prior to closing on certain terms and conditions

As of December 31, 2018, the two Companies continue to work toward completing the merger. Dynamis Energy has encountered delays in completing the required audited financial statements to comply with SEC requirements. Freestone remains committed to completing the merger once these issues are resolved. However, the Company is reviewing all options and seeking additional capital investment.

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

NOTE 12 – SUBSEQUENT EVNETS

On February 4, 2019 the Company executed an amendment to its notes payable to the seller in connection with the purchase of CTR. Under the amended terms the Company agrees to make a payment of $116,308 to bring the note current. Beginning February 24, 2019, the Company will make monthly payments of $12,000 interest only through July, 2019. In August 2019 the Company will resume monthly payments of $45,905. The final maturity date of the loan was moved to June, 2021.

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

Results of Operations

Three and six months ended December 31, 2018 compared to three and six months ended December 31, 2017

Revenue – Our revenue for the three months ended December 31, 2018 decreased by approximately 1% to $293,474 compared to $304,053 for the three months ended December 31, 2017. Revenue for the six months ended December 31, 2018 decreased to $607,590 from $622,058 for the same period ended December 31, 2018. The decrease was a result of decreases in tire repairs revenue and used tire sales. Tipping revenue continued to rise.

Cost of Revenues – Cost of revenue decreased from $194,152 for the three months ended December 31, 2017 to $158,481 for the three months ended December 31, 2018 and from $398,392 for the six months ended December 31, 2017 to $327,317 for the six months ended December 31, 2018. This was primarily due to decreases in disposal and scrap costs.

Gross Profit - As a result of the decreases in cost of revenues gross profit increased by $25,092 for the three months ended December 31, 2018 and by $56,607 for the six months ended December 31, 2018 despite the decrease in revenue.

Operating Expense – Total operating expenses increased from $606,200 for the six months ended December 31, 2017 to $769,608 for the six months ended December 31, 2018. This is primarily due to an increase in stock compensation to officers from $13,750 to $187,500. The stock was issued to compensate the officers for the deferral of salaries. Operating expenses of CTR increased by less than 1% from $219,220 for the six months ended December 31, 2017 to $222,323 for the six months ended December 31, 2018. Startup costs for FDEP decreased from $102,590 for the six months ended December 31 2017 to $94,256 for the six months ended December 31,, 2018. The decrease was primarily due to FDEP reduction in activity as a result of the TCEQ permitting issues.

Operating Expenses for the three months ended December 31, 2018 decreased by 5% to $289,104 from $305,839 for the three months ended December 31, 2017 due primarily to decrease professional fees.

Other Income and Expenses – Other income and expense for the six months ended December 31, 2018 consisted of $129,454 of interest expense compared to other income and expense for the six months ended December 31, 2018 consisting of $109,247 of interest expense. Interest expense for the three months ending December 31, 2018 and December 31, 2017 was $64,730 and $54,789, respectively. The increase in interest expense was due the Company’s increase in debt.

Net Income (Loss)

Net loss for the six months ended December 31, 2018 was $587,480 compared to $458,449 for the six months ended December 31, 2017.   The increase was primarily a result of the increase stock compensation to officers in the first quarter. Net Loss for the three months ended December 31, 2018 was $203,331 compared to $235,072 for the same period in 2017. The decrease in loss for the quarter was due to the decrease in cost of revenue and operating expenses discussed above.

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

Net cash used in operations was $172,944 for the six months ended December 31, 2018 compared to net cash used by operations of $308,910 for the six months ended December 31, 2017. The decrease was a result in the decrease in the Company’s cash expenses detailed above. The cash used in operations was offset by $98,470 of cash contributions to FDEP by the non-controlling interest and a net proceeds from debt including related party debt of $131,956.

Employees

As of December 31, 2018, CTR had 14 full-time employees. Freestone has three employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended December 31, 2018, our Chief Executive and Chief Financial Officer as of December 31, 2018 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: February 19, 2019

