Form 10-Q
period 2019-03-31
FREESTONE RESOURCES, INC.
filed 2019-05-20
CIK 1089319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accredited filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act:

Large Accredited Filer [ ]	Accelerated Filer [ ]
Non-Accredited Filer [ ]	Smaller Reporting Company [X]
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive File required to be submitted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files), Yes [X] No [ ]

As of May 15, 2019 there were 98,288,177 shares of Common Stock of the issuer outstanding.

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2019 and June 30, 2018

	March 31,	June 30,
	2019	2018
	(Unaudited)
ASSETS

Current Assets
Cash	$317	$2,966
Accounts receivable, net of allowance for doubtful accounts
of $4,000 and $4,000	108,558	139,772
Inventory	28,858	30,391
Prepaid and Other Assets	66,425	67,065
Total Current Assets	204,158	240,194

Property, plant and equipment, net of accumulated depreciation of
$448,867 and $349,373	1,647,828	1,359,972

TOTAL ASSETS	$1,851,986	$1,600,166

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$94,568	$91,286
Accrued liabilities	865,091	580,124
Environmental liability	400,000	400,000
Current portion of notes payable - related party	1,695,393	1,579,919
Current portion of capital lease obligation	127,267	12,484
Current portion of long-term debt	348,109	339,858
Total Current Liabilities	3,530,428	3,003,926

Capital lease obligation, less current portion	276,381	13,124
Long-term debt, less current portion	604,310	715,131
Notes payable – related party, less current portion	94,456	—

TOTAL LIABILITIES	4,505,575	2,731,926

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 600,000,000 shares authorized 98,288,177 and 91,988,177 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	98,288	91,988
Additional paid in capital	21,166,578	20,858,878
Accumulated deficit	(24,769,260)	(23,829,238)
Total Freestone Resources, Inc. stockholders' deficit	(3,504,394)	(2,878,372)
Non-Controlling Interest	850,805	746,612
Total equity (deficit)	(2,653,589)	(2,131,760)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,851,986	$1,600,166

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
Three and Nine Months Ended March 31, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

REVENUE
Tipping Fee Revenue	$135,344	$140,502	$502,954	$467,810
Tire Repair Revenue	67,642	78,939	248,114	283,975
Used Tire Sales	7,289	25,525	38,188	85,250
Scrap Material Sales	8,462	13,841	37,071	43,830
Total Revenue	218,737	258,907	826,327	880,865

COSTS OF REVENUE
Tipping Fee Operations	63,508	74,711	193,380	209,603
Tire Repair	34,826	37,288	107,679	112,202
Used Tire Sales	282	1,742	3,435	9,350
Tire Disposal	127,478	121,051	251,917	293,117
Scrap and Other Costs	—	—	—	8,912
Total Cost of Revenue	226,094	234,792	553,411	633,184

GROSS PROFIT	(7,357)	24,015	272,916	247,681

OPERATING EXPENSES
Joint Venture Start Up Costs	50,690	54,213	144,946	156,803
Selling	29,930	31,535	91,022	92,563
General and Administrative	175,815	172,771	731,019	552,727
Depreciation and Amortization	40,338	31,843	99,494	94,469
Total Operating Expense	296,873	290,362	1,066,481	896,562

INCOME (LOSS) FROM OPERATIONS	(304,230)	(266,347)	(793,734)	(648,881)

OTHER INCOME (EXPENSES)
Interest Expense, net	(64,280)	(54,610)	(193,734)	(163,857)
	(64,280)	(54,610)	(193,734)	(163,857)

NET INCOME(LOSS)	(368,510)	(320,957)	(987,299)	(812,738)

Loss Attributable to Non-Controlling Interest	16,468	17,537	47,277	50,869

NET INCOME(LOSS) ATTRIBUTABLE TO FREESTONE	$(352,042)	$(303,420)	$(940,022)	$(761,869)

Basic and diluted income (loss) per share
Net income (loss) per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding
Basic and diluted	98,238,773	91,864,536	97,106,973	91,738,633

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity
Periods Ended March 31, 2019 and 2018
(Unaudited)
					Non
	Common Stock		Paid-In	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Totals
Balance, June 30, 2017	91,613,177	$91,613	$20,840,503	$(22,691,106)	$566,548	$(1,192,442)

Common Stock Issued for Cash	0	0	0			0

Common Stock Issued for Services	375,000	375	18,375			18,750

Members Contributions to LLC					183,852	183,852

Net Loss				(761,869)		(761,869)

Loss Attributable to Non-Controlling Interest					(50,869)	(50,869)

Balance, March 31, 2018	91,988,177	$91,988	$20,858,878	$(23,452,975)	$699,531	$(1,802,578)

Balance, June 30, 2018	91,988,177	$91,988	$20,858,878	$(23,829,238)	$746,612	$(2,131,760)

Common Stock Issued for Note Conversion	2,500,000	2,500	122,500			125,000

Common Stock Issued for Services	3,800,000	3,800	185,200			189,000

Members Contributions to LLC					151,470	151,470

Net Loss				(940,022)		(940,022)

Loss Attributable to Non-Controlling Interest					(47,277)	(47,277)

Balance, March 31, 2019	98,288,177	$98,288	$21,166,578	$(24,769,260)	$850,805	$(2,653,589)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
Nine Months Ended March 31, 2019 and 2018
(Unaudited)

	March 31,	March 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(987,299)	$(812,738)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	99,494	94,469
Shares Issued for Services	189,000	18,750
Changes in operating assets and liabilities
(Increase) Decrease in Accounts Receivable	31,214	9,624
(Increase) Decrease in Inventory	1,533	10,195
(Increase) Decrease in Prepaid Expenses	640	(26,422)
Increase (Decrease) in Accounts Payable	3,282	13,437
Increase (Decrease) in Accrued Liabilities	284,967	216,220
Net Cash Used in Operating Activities	(377,169)	(476,395)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	—	(6,700)
Net Cash Provided by (Used in) Investing Activities	—	(6,700)

CASH FLOW FROM FINANCING ACTIVITIES
Contributions to LLC by Holders of Non-Controlling Interest in FDEP	151,470	183,852
Proceeds from Convertible Notes Payable - Related party	240,474	640,292
Capital Lease Payments	(9,310)	(8,886)
Repayment of Long-Term Debt	(8,114)	(331,947)
Net Cash Provided by Financing Activities	374,520	483,311

Net Increase (Decrease) in Cash	(2,649)	216

Cash at Beginning of the Period	2,966	4,109

Cash at the End of the Period	$317	$4,325

Supplemental Disclosure of Cash Flow Information:
Interest paid	$109,330	$118,905
Income taxes paid	$—	$—

Non Cash financing and Investing Activities
Capital Lease Obligation Incurred	$387,350	$—
Conversion of Convertible Related Party Note to Common Stock	$125,000	$—

The Accompanying Notes Are An Integral Part of These Unaudited Condensed Consolidated Financial Statements

Freestone Resources Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s June 30, 2018 Form 10-K.

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

Recently Issued Accounting Pronouncements:

Leases

In February 2016, FASB issued ASU 2016-02— Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. As such, The Company is required to adopt these provisions as of the fiscal year beginning on July 1, 2019. The Company is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on the Company’s presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows.

NOTE 2 – INVENTORY

Inventory of the Company is carried at lower of cost or market. The Company’s inventory consists of processed rubber from disposed tires carried at cost of processing, used tires for sale carried at the cost of repairs and tire oil produced from the Company’s pyrolysis operations. As of March 31, 2019 and June 30, 2018 inventory consisted of:

	3/31/19	6/30/18
Used Tires for Resale	$9,904	$11,648
Petrozene and Tire Oil	18,954	18,743
	$28,858	$30,391

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2019 and June 30, 2018 Property, Plant and Equipment was as follows:

	3/31/19	6/30/18
Land	$360,000	$360,000
Buildings and Improvements	706,700	706,700
Automotive Equipment	78,100	78,100
Machinery and Equipment	507,807	507,807
Capital Lease Assets	444,088	56,738
	2,096,695	1,709,345
Less Accumulated Depreciation	448,867	349,373
	$1,647,828	$1,359,972

For the nine months ended March 31, 2019 and March 31, 2018 depreciation expense was $99,494 and $94,469, respectively.

NOTE 4 – ENVIRONMENTAL LIABILITY

The Company’s tire recycling permit requires the Company to ultimately dispose of all tires accepted for recycling.  Tire disposal occurs in the normal course of business however the Company always has tires stored at its facility that have not yet been disposed of. The environmental liability was calculated by estimating the costs associated with the various disposal costs that would be necessary to remove the tires from the CTR permitted facility. CTR plans to convert the majority of the tires into crum rubber and sell it to FDEP as a feedstock for its specialized pyrolysis operations. Although CTR still plans to convert the majority of the tires in crum rubber for use by FDEP the liability was recorded as part of the plan submitted to the TCEQ to cure potential violations regarding it processing permit. Since the plan requires CTR to significantly reduce the numbers of tires on hand within the next year and to date FDEP has not been able to demonstrate the capacity to use the number of tires on hand. The liability is considered short-term and the balance at March 31, 2019 and June 30, 2018 was $400,000.

NOTE 5 –CAPITAL LEASE OBLIGATIONS

Capital lease assets of $444,088 and $56,738 and accumulated amortization of $50,827 and $31,556 are included in property, plant and equipment on the balance sheet at March 31, 2019 and June 30, 2018, respectively. For the nine months ended March 31, 2019 and March 31, 2018 amortization expense was $19,270 and $8,511, respectively.

At March 31, 2019 and June 30, 2018 capital lease obligations were as follows:

		3/31/19	6/30/18
Lease payable bearing interest at 4.95% with monthly payments of $315 maturing August 2019. The lease is secured by equipment		$1,557	$4,281

Lease payable bearing interest at 3.95% with monthly payments of $309 maturing December 2020. The lease is secured by equipment.		6,216	8,725

Lease payable bearing interest at 4.78% with monthly payments of $489 maturing September 2020. The lease is secured by equipment.		8,525	12,602

Lease payable bearing interest at 1.8% with monthly payments of $14,000 maturing December 2022. The lease is secured by equipment.		387,350	–
		403,648	25,608

Less current maturities		(127,267)	(12,484)

		$270,381	$13,124

At March 31, 2019 future maturities of capital lease obligations were as follows:

Year Ending March 31:
	2020	$127,267
	2021	135,266
	2022	141,115
		$403,648

NOTE 6 – NOTES PAYABLE

At March 31, 2019 and June 30, 2018 notes payable were as follows:
	3/31/19	6/30/18
Note payable to bank bearing interest at 7.0% with monthly payment of $3,718 maturing June, 2020. The note is secured by accounts receivable.	$49,923	$79,826
Note payable to seller in connection with purchase of CTR bearing interest at 12% maturing May, 2021. Note amended to add $360,065 of accrued interest and penalties to principal in February, 2017. Interest only payable until August, 2019. Monthly payment of $45,904 thereafter. Secured by the common stock and assets of CTR.	902,496	975,163
	952,419	(91,054,989)

Less current maturities	(348,109)	(339,858)

Long Term Debt, Less Current Maturities	$604,310	$715,131

At March 31, 2019 future maturities of long term debt were as follows:

Year Ending March 31:
2019	$348,109
2020	$513,860
2021	$90,450
	$952,419

NOTE 7 — NOTES PAYABLE – RELATED PARTIES

At March 31, 2019 and June 30, 2018 notes payable to officers and shareholders were as follows:
		3/31/19	6/30/18
Note payable to officer bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured. At March 31, 2019 the note was in default.		50,000	50,000
Note payable to stockholder bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured. At March 31, 2018 the note was in default.		20,000	20,000
Note payable to stockholder bearing interest at 6.5% due December, 2018. The note is convertible into common stock at $.05 a share at maturity. The note is unsecured. At March 31, 2019 the note is in default. (1)		1,516,875	1,509,919
Line of credit for a maximum of $150,000 from stockholder bearing interest at 10% with a 5% origination fee. In August 2019 the note coverts to a 24 month term note with payments of $7,525. The note is unsecured.		121,784	—
Line of credit for a maximum of $100,000 from stockholder bearing interest at 10% with a 5% origination fee. In August 2019 the note coverts to a 24 month term note with payments of $5,023. The note is unsecured.		81,190	—
		1,789,849	1,579,919
Less current maturities		(1,695,393)	(1,679,919)

		$94,456	$—

At March 31, 2019 future maturities of Notes Payable – Related Parties were as follows:

Year Ending March 31:
	2020	$1,695,393
	2021	94,456
		$1,789,849

(1)	On August 15, 2018 the noteholder converted $125,000 of debt into common stock at $.05 a share in accordance with the note agreement. See Note 8 below.

NOTE 8 – EQUITY

The Company is authorized to issue 600,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2019 and June 30, 2018 there were 98,288,177 and 91,988,177 common shares outstanding, respectively.

On September 30, 2017, the Company issued 125,000 shares of common stock to its Chief Financial Officer for services rendered under his employment contract valued at $0.06 per share which was the fair market value.

On October 9, 2018 the Company filed a Pre 14C Form with the SEC notifying stockholders regarding a resolution to file with the Nevada Secretary of State a Certificate of Change: (i) increasing our authorized shares of common stock from one hundred million (100,000,000) shares having a par value of ($0.001) per share to six hundred million (600,000,000) shares and retaining the par value of $0.001 per share (the “Common Stock Resolution”); and (ii) increasing our authorized shares of preferred stock from five million (5,000,000) shares having a par value of ($0.001) per share to ten million (10,000,000) shares and retaining the par value of $0.001 per share (the “Preferred Stock Resolution”).  Under Nevada law the increase can be implemented by a joint resolution passed by the board of directors approved by a simple majority of the outstanding shares. The joint resolution included in the Form 14C filing included the approval of ten shareholders representing 51.36% of the outstanding common shares. On December 3, 2018 the Certificate of changed was filed with the Nevada Secretary of State.

On August 15, 2018 the Company issued a total of 2,500,000 shares of common stock to a note holder for conversion of $125,000 of convertible debt at $.05 a share in accordance with the note agreement.

On August 21, 2018 the Company issued 3,750,000 shares of common stock valued at $.05 a share to its Officers as compensation.

On March 31, 2019 the Company issued 10,000,000 shares of common stock valued at $.03 a share to a consultant for services.

The Company is authorized to issue 5,000,000 shares of preferred stock.  As of March 31, 2019 and June 30, 2018 there were no shares issued and outstanding.

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

In addition, either party may terminate the Plan at any time prior to closing on certain terms and conditions

As of March 31, 2019, the two Companies continue to work toward completing the merger. Dynamis Energy has encountered delays in completing the required audited financial statements to comply with SEC requirements. Freestone remains committed to completing the merger once these issues are resolved. However, the Company is reviewing all options and seeking additional capital investment.

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

NOTE 12 – SUBSEQUENT EVNETS

The Company has evaluated events from March 31, 2019, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations

Three and nine months ended March 31, 2019 compared to three and nine months ended March 31, 2018

Revenue – Our revenue for the three months ended March 31, 2019 decreased by approximately 15% to $218,737 compared to $258,807 for the three months ended March 31, 2018. Revenue for the nine months ended March 31, 2019 decreased to $826,327 from $880,865 for the same period ended March 31, 2019. The decrease was a result of decreases in tire repairs revenue and used tire sales. Tipping revenue continues to rise.

Cost of Revenues – Cost of revenue decreased from $234,792 for the three months ended March 31, 2018 to $226,094 for the three months ended March 31, 2019 and from $633,184 for the nine months ended March 31, 2018 to $553,411 for the nine months ended March 31, 2019. This was primarily due to decreases in disposal and scrap costs.

Gross Profit - As a result of the decreases in cost of revenues gross profit increased by $25,235 for the nine months ended March 31, 2019 despite the decrease in revenue. Gross profit for the three months ended March 31, 2019 decrease by $31,372

Operating Expense – Total operating expenses increased from $896,562 for the nine months ended March 31, 2018 to $1,066,481 for the nine months ended March 31, 2019. This is primarily due to an increase in stock compensation to officers from $18,750 to $189,000. The stock was issued to compensate the officers for the deferral of salaries. Operating expenses of CTR increased 2% from $314,552 for the nine months ended March 31, 2018 to $320,836 for the nine months ended March 31, 2019. Startup costs for FDEP decreased from $156,803 for the nine months ended March 31, 2018 to $144,946 for the nine months ended March 31, 2019. The decrease was primarily due to FDEP reduction in activity as a result of the TCEQ permitting issues.

Operating Expenses for the three months ended March 31, 2019 increased by 1% to $296,873 from $290,362 for the three months ended March 31, 2018.

Other Income and Expenses – Other income and expense for the nine months ended March 31, 2019 consisted of $193,734 of interest expense compared to other income and expense for the nine months ended March 31, 2018 consisting of $163,857 of interest expense. Interest expense for the three months ending March 31, 2019 and March 31, 2018 was $64,280 and $54,610, respectively. The increase in interest expense was due the Company’s increase in debt.

Net Income (Loss)

Net loss for the nine months ended March 31, 2019 was $940,022 compared to $761,869 for the nine months ended March 31, 2018.   The increase was primarily a result of the increase stock compensation to officers in the first quarter and the decrease in revenue. Net Loss for the three months ended March 31, 2019 was $352,042 compared to $303,420 for the same period in 2018. The increase in loss for the quarter was due to the decrease in revenue.

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

Net cash used in operations was $377,169 for the nine months ended March 31, 2019 compared to net cash used by operations of $476,395 for the nine months ended March 31, 2018. The decrease was a result in the decrease in the Company’s cash expenses detailed above. The cash used in operations was offset by $151,470 of cash contributions to FDEP by the non-controlling interest and a net proceeds from debt including related party debt of $240,474.

Employees

As of March 31, 2019, CTR had 17 full-time employees. Freestone has three employees.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2019, our Chief Executive of March 31, 2019 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	The Company filed no Form 8-K during the period.

(b)   Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTONE RESOURCES, INC.

By /s/ Michael McGhan

Michael McGhan, CEO

Date: May 20, 2019

